Form 10-Q
period 1997-06-28
CONSOLIDATED CIGAR HOLDINGS INC
filed 1997-08-11
CIK 1017550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 28, 1997
                               ------------------------------------------------

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

                        CONSOLIDATED CIGAR HOLDINGS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 DELAWARE                                  13-3694743
     -------------------------------                    ----------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA           33309-2369
-----------------------------------------------------         ------------
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

                               Yes [X]  No [ ]

         As of August 8, 1997 the Registrant had 11,075,000 shares of Class A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                                     INDEX
                                     -----

                                                                          Page
                                                                         Number
                                                                         ------

Part I.   FINANCIAL INFORMATION


    Item 1. Interim Financial Statements


    Condensed Consolidated Balance Sheets at June 28, 1997 (unaudited)
    and December 31, 1996 ................................................  3

    Condensed Consolidated Statements of Operations for the Thirteen
    Weeks Ended June 28, 1997 (unaudited) and June 29, 1996 (unaudited) ..  5

    Condensed Consolidated Statements of Operations for the Twenty-Six
    Weeks Ended June 28, 1997 (unaudited) and June 29, 1996 (unaudited) ..  6

    Condensed Consolidated Statements of Stockholders' Equity for the Twenty-Six Weeks Ended June 28, 1997 (unaudited) and June 29, 1996
    (unaudited)...........................................................  7

    Condensed Consolidated Statements of Cash Flows for the Twenty-Six
    Weeks Ended June 28, 1997 (unaudited) and June 29, 1996 (unaudited) ..  8

    Notes to Unaudited Condensed Consolidated Financial
    Statements ........................................................... 10


    Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations .................................... 12


Part II. OTHER INFORMATION


    Item 6. Exhibits and Reports on Form 8-K ............................. 15

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                December 31,    June 28,
                                                                   1996           1997
                                                                              (Unaudited)
                                                                -----------   -----------
                     ASSETS

Current assets:
  Cash and cash equivalents                                      $  1,906       $  3,113
  Accounts receivable, less allowances
   of $5,604 and $6,279, respectively                              19,498         27,516
  Inventories                                                      45,957         59,882
  Prepaid expenses and other                                        5,591         10,375
                                                                 --------       --------
Total current assets                                               72,952        100,886

Property, plant and equipment, net of accumulated depreciation     37,224         38,014

Trademarks, less accumulated amortization
 of $3,319 and $3,752, respectively                                31,155         30,722
Goodwill, less accumulated amortization
 of $6,593 and $7,396, respectively                                59,723         58,920
Other intangibles and assets, less accumulated
 amortization of $3,406 and $3,899, respectively                    4,457          4,248
                                                                 --------       --------

Total assets                                                     $205,511       $232,790
                                                                 ========       ========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                   December 31,    June 28,
                                                                      1996           1997
                                                                                 (Unaudited)
                                                                   -----------   -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of promissory note due to affiliate               $  10,000     $  10,000
  Accounts payable                                                      7,197         6,714
  Accrued expenses                                                     21,812        22,982
                                                                    ---------     ---------
Total current liabilities                                              39,009        39,696

Long-term debt due to third parties                                    97,500       103,800
Promissory note due to affiliate                                       60,000        57,500
Deferred taxes                                                          7,647         8,840
                                                                    ---------     ---------
Total liabilities                                                     204,156       209,836
                                                                    ---------     ---------

Commitments and contingencies                                              --            --

Stockholders' equity:
   Preferred stock, par value $0.01 per share, 20,000,000 shares
    authorized, no shares issued and outstanding                           --            --
  Class A Common Stock, par value $0.01 per share; 300,000,000 shares authorized, 6,075,000 and 11,075,000 shares issued and
   outstanding, respectively                                               61           111
  Class B Common Stock, par value $0.01 per share; 250,000,000 shares authorized, 24,600,000 and 19,600,000 shares issued and
   outstanding, respectively                                              246           196

  Capital deficiency                                                  (13,314)      (13,314)
  Retained earnings                                                    14,362        35,961
                                                                    ---------     ---------
Total stockholders' equity                                              1,355        22,954
                                                                    ---------     ---------

Total liabilities and stockholders' equity                          $ 205,511     $ 232,790
                                                                    =========     =========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     Thirteen        Thirteen
                                                   Weeks Ended     Weeks Ended
                                                     June 29,        June 28,
                                                       1996            1997
                                                   -----------     -----------
Net sales                                          $    51,975     $    76,377
Cost of sales                                           30,103          42,935
                                                   -----------     -----------

Gross profit                                            21,872          33,442

Selling, general
 and administrative expenses                             9,415          10,765
                                                   -----------     -----------

Operating income                                        12,457          22,677
                                                   -----------     -----------

Other expenses:
 Interest expense, net                                   2,675           2,670
 Miscellaneous                                             288             591
                                                   -----------     -----------
                                                         2,963           3,261
                                                   -----------     -----------

Income before provision for
 income taxes                                            9,494          19,416

Provision for income taxes                               2,651           6,212

                                                   -----------     -----------

Net income                                         $     6,843     $    13,204
                                                   ===========     ===========

Net income per common share                        $      0.28     $      0.43
                                                   ===========     ===========

Weighted average common shares outstanding          24,600,000      30,675,000
                                                   ===========     ===========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    Twenty-Six      Twenty-Six
                                                   Weeks Ended     Weeks Ended
                                                     June 29,        June 28,
                                                       1996            1997
                                                   -----------     -----------
Net sales                                          $    92,200     $   132,265
Cost of sales                                           53,416          74,193
                                                   -----------     -----------

Gross profit                                            38,784          58,072

Selling, general
 and administrative expenses                            17,578          19,985
                                                   -----------     -----------

Operating income                                        21,206          38,087
                                                   -----------     -----------

Other expenses:
 Interest expense, net                                   5,301           5,163
 Miscellaneous                                             585           1,161
                                                   -----------     -----------
                                                         5,886           6,324
                                                   -----------     -----------

Income before provision for
 income taxes                                           15,320          31,763

Provision for income taxes                               4,143          10,164

                                                   -----------     -----------

Net income                                         $    11,177     $    21,599
                                                   ===========     ===========

Net income per common share                        $      0.45     $      0.70
                                                   ===========     ===========

Weighted average common shares outstanding          24,600,000      30,675,000
                                                   ===========     ===========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                                        Additional
                                                                                          Paid-in
                                                               Class A       Class B      Capital
                                                 Common        Common        Common      (Capital      Retained
                                                  Stock        Stock         Stock      Deficiency)    Earnings        Total
                                                 --------     --------     --------     -----------    --------      --------
Balance at December 31, 1995                     $      1     $     --     $     --      $ 34,834      $ 19,493      $ 54,328
Net income for the twenty-six weeks                    --           --           --            --        11,177        11,177
Dividends paid                                         --           --           --            --        (7,180)       (7,180)
                                                 --------     --------     --------      --------      --------      --------
Balance at June 29, 1996                         $      1     $     --     $     --      $ 34,834      $ 23,490      $ 58,325
                                                 ========     ========     ========      ========      ========      ========



Balance at December 31, 1996                     $     --     $     61     $    246      $(13,314)     $ 14,362      $  1,355
Net income for the twenty-six weeks                    --           --           --            --        21,599        21,599
Secondary public offering and retirement
 of Class B Common Stock sold                          --           50          (50)           --            --            --
                                                 --------     --------     --------      --------      --------      --------
Balance at June 28, 1997                         $     --     $    111     $    196      $(13,314)     $ 35,961      $ 22,954
                                                 ========     ========     ========      ========      ========      ========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                        Twenty-Six       Twenty-Six
                                                       Weeks Ended      Weeks Ended
                                                         June 29,         June 28,
                                                           1996             1997
                                                       -----------      -----------
Cash flows from operating activities:

  Net income                                             $ 11,177         $ 21,599

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                           3,647            3,754
    Deferred income                                          (102)             (61)
    Changes in assets and liabilities:
      Increase in:
       Accounts receivable                                 (3,358)          (8,018)
       Inventories                                         (3,893)         (13,925)
       Prepaid expenses and other                            (654)          (4,878)
      Increase (decrease) in:
       Accounts payable                                     2,782             (483)
       Accrued expenses and
        other liabilities                                   1,069            3,678
                                                         --------         --------

Net cash provided by operating activities                  10,668            1,666
                                                         --------         --------

Cash flows used for investing activities:
  Capital expenditures                                     (3,170)          (2,815)
  Investment in joint venture                                (482)              --
                                                         --------         --------

Net cash used for investing activities                     (3,652)          (2,815)
                                                         --------         --------

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                             Twenty-Six     Twenty-Six
                                                            Weeks Ended    Weeks Ended
                                                              June 29,       June 28,
                                                                1996           1997
                                                            -----------    -----------
Cash flows provided by (used for) financing activities:
  Borrowings of revolving loan, net                          $    900       $  9,200
  Due to affiliates                                              (934)        (3,944)
  Other debt                                                       --         (2,900)
  Dividends paid                                               (7,180)            --
                                                             --------       --------
Net cash provided by (used for) financing activities           (7,214)         2,356
                                                             --------       --------
 (Decrease) increase  in cash and cash equivalents               (198)         1,207

Cash and cash equivalents, beginning of period                  1,145          1,906
                                                             --------       --------
Cash and cash equivalents, end of period                     $    947       $  3,113
                                                             ========       ========
Supplemental disclosures of cash flow information:

  Interest paid during the period                            $  5,521       $  5,407

  Income taxes paid during the period                           4,830         10,597

      See notes to unaudited condensed consolidated financial statements.

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

         On August 21, 1996, the Company, then a direct wholly-owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group"), completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 the Company completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company to approximately 63.9%. The Company did not receive any of the proceeds from the Offering. As a result of Mafco Consolidated Group's ownership decreasing below 80.0%, the Company is no longer subject to the Tax Sharing Agreement with Mafco Consolidated Group and as such, has begun paying taxes directly to the federal government and will be filing tax returns on a separate company basis.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1996, as filed with Form 10-K. The results of operations for the twenty-six week periods ended June 28, 1997 and June 29, 1996 are not necessarily indicative of the results for the entire year.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - INVENTORIES
--------------------

The components of inventory are as follows:

                                                      (In thousands)

                                           December 31, 1996     June 28, 1997
                                           -----------------     -------------

Raw materials and supplies                      $34,469             $39,848
Work in process                                   1,974               3,479
Finished goods                                    9,514              16,555
                                                -------             -------
                                                $45,957             $59,882
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

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996 AND THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1996

         Net sales were $76.4 million and $52.0 million for the thirteen weeks ended June 28, 1997 (the "1997 Quarter") and June 29, 1996 (the "1996 Quarter"), respectively, an increase of $24.4 million or 46.9%. Net sales were $132.3 million and $92.2 million for the twenty-six weeks ended June 28, 1997 (the "1997 Period") and June 29, 1996 (the "1996 Period"), respectively, an increase of $40.1 million or 43.5%. The increases in net sales was primarily due to higher sales of cigars. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

         Gross profit was $33.4 million and $21.9 million for the 1997 Quarter and the 1996 Quarter, respectively, an increase of $11.5 million or 52.9%. Gross profit was $58.1 million and $38.8 million for the 1997 Period and the 1996 Period, respectively, an increase of $19.3 million or 49.7%. The increases in gross profit for the 1997 Quarter and 1997 Period were due to the increases in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 43.8% for the 1997 Quarter and 43.9% for the 1997 Period from 42.1% for both the 1996 Quarter and 1996 Period primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

         Selling, general and administrative ("SG&A") expenses were $10.8 million and $9.4 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $1.4 million or 14.3%. SG&A expenses were $20.0 million and $17.6 million for the 1997 Period and the 1996 Period, respectively, an increase of $2.4 million or 13.7%. The increases were primarily due to increases in selling expenses and professional fees. As a percentage of net sales, SG&A expenses decreased to 14.1% for the 1997 Quarter from 18.1% for the 1996 Quarter and to 15.1% for the 1997 Period from 19.1% for the 1996 Period. The decreases were primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

         Operating income was $22.7 million and $12.5 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $10.2 million or 82.0%. Operating income was $38.1 million and $21.2 million for the 1997 Period and the 1996 Period, respectively, an increase of $16.9 million or 79.6%. As a percentage of net sales, operating income increased to 29.7% for the 1997 Quarter from 24.0% for the 1996 Quarter and 28.8% for the 1997 Period from 23.0% for the 1996 Period, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

         Interest expense, net was $2.7 million for both the 1997 Quarter and 1996 Quarter. Interest expense, net was $5.2 million and $5.3 million for the 1997 Period and the 1996 Period, respectively. The decrease was primarily due to a lower amount of debt due to third parties outstanding during 1997.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         The provision for income taxes as a percentage of income before income taxes was 32.0% and 27.9% for the 1997 Quarter and 1996 Quarter, respectively, and 32.0% and 27.0% for the 1997 Period and 1996 Period, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during the 1997 Quarter and 1997 Period partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

As a result of the foregoing, net income was $13.2 million and $6.8 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $6.4 million or 93.0%. Net income was $21.6 million and $11.2 million for the 1997 Period and the 1996 Period, respectively, an increase of $10.4 million or 93.2%.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows provided by operating activities were $1.7 million and $10.7 million in the 1997 and the 1996 Period, respectively. The decrease in cash flows of $9.0 million was due primarily to a significant increase in working capital requirements, partially offset by an increase in net income.

         Cash flows used for investing activities were $2.8 million for the 1997 Period and $3.7 million for the 1996 Period which relate to capital expenditures. The capital expenditures in the 1997 and 1996 Periods primarily relate to investment in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be approximately $2.7 million.

         Cash flows provided by financing activities for the 1997 Period were $2.4 million and consist primarily of net borrowings under the Credit Agreement (as defined herein), net of payments due to affiliates. Cash flows used for financing activities for the 1996 Period were $7.2 million and were primarily used to make a dividend to Mafco Consolidated Group.

         In 1993 and 1994 the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company receives a fixed interest rate averaging 5.8% and pays a variable interest rate equal to the six month London interbank offered rate (LIBOR). The Company entered into such agreements to take advantage of the differential between long-term and short-term interest rates and effectively converted the interest rate on $85.0 million of fixed-rate indebtedness under the 10 1/2% Notes to a variable rate. Had the Company terminated these agreements, which the Company considers to be held for other than trading purposes on July 24, 1997, the Company would have realized a combined loss of approximately $0.7 million. Future positive or negative cash flows associated with these contracts will depend upon the trend of short-term interest rates during the remaining life of the agreements. In the event of non-performance of the counterparties at anytime during the remaining lives of these agreements which expire at December 1998 and January 1999, the Company could lose some or all of any future positive cash flows. However, the Company does not anticipate non-performance by such counterparties.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the credit agreement with The Chase Manhattan Bank, as the agent (the "Credit Agreement"). The availability for borrowings under the Credit Agreement , as amended, was $34.9 million as of June 28, 1997, of which the Company had borrowed $19.5 million (including letters of credit issued). The amounts available for borrowing under the Credit Agreement will remain constant for the term of the Credit Agreement which expires on April 3, 1999.

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

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits
             --------
             *10.1 (l) Amendment No. 12 to the Credit Agreement dated as of May 8, 1997

             *27.0 Financial Data Schedule

         (b) Reports on Form 8-K
             -------------------
             Consolidated Cigar Holdings Inc. filed no reports on Form 8-K during the fiscal quarter ended June 28, 1997.


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


                                            Consolidated Cigar Holdings Inc.
                                            --------------------------------
                                                      (Registrant)


DATE:  August 8, 1997                       /s/ Theo W. Folz
                                            --------------------------------
                                            Theo W. Folz
                                            Chief Executive Officer



DATE:  August 8, 1997                       /s/ Gary R. Ellis
                                            --------------------------------
                                            Gary R. Ellis
                                            Chief Financial Officer