Form 10-Q
period 1997-09-27
CONSOLIDATED CIGAR HOLDINGS INC
filed 1997-11-05
CIK 1017550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended    September 27, 1997
                               ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission file number                      1-11995
                      ---------------------------------------------------------

                        CONSOLIDATED CIGAR HOLDINGS INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                 13-3694743
            -------------------------------                -------------------
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                Identification No.)

 5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA             33309-2369
 ---------------------------------------------------             ----------
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

                                 Yes [X] No [ ]

         As of November 4, 1997 the Registrant had 11,093,332 shares of Class A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


                                     INDEX
                                     -----


                                                                          Page
                                                                         Number
                                                                         ------
Part I.   FINANCIAL INFORMATION


   Item 1. Interim Financial Statements


   Condensed Consolidated Balance Sheets at September 27, 1997
   (unaudited) and December 31, 1996 ....................................   3

   Condensed Consolidated Statements of Operations
   for the Thirteen Weeks Ended September 27, 1997 (unaudited)
   and September 28, 1996 (unaudited) ...................................   5

   Condensed Consolidated Statements of Operations for
   the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
   and September 28, 1996 (unaudited) ...................................   6

   Condensed Consolidated Statements of Stockholders' Equity
   for the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
   and September 28, 1996 (unaudited)....................................   7

   Condensed Consolidated Statements of Cash Flows
   for the Thirty-Nine Weeks Ended September 27, 1997 (unaudited)
   and September 28, 1996 (unaudited)....................................   8

   Notes to Unaudited Condensed Consolidated Financial Statements........  10


   Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations....................................................  12


Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K .............................  15

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                                                   December 31,   September 27,
                                                                      1996            1997
                                                                                   (Unaudited)
                                                                   ------------   ------------
                     ASSETS

Current assets:
 Cash and cash equivalents                                           $  1,906       $  3,018
 Accounts receivable, less allowances
  of $5,604 and $6,310, respectively                                   19,498         32,592
 Inventories                                                           45,957         74,208
 Prepaid expenses and other                                             5,591         10,079
                                                                     --------       --------
Total current assets                                                   72,952        119,897

Property, plant and equipment, net of accumulated depreciation         37,224         39,231

Trademarks, less accumulated amortization
 of $3,319 and $3,969, respectively                                    31,155         31,096
Goodwill, less accumulated amortization
 of $6,593 and $7,830, respectively                                    59,723         69,893
Other intangibles and assets, less accumulated
 amortization of $3,406 and $4,134, respectively                        4,457          4,170
                                                                     --------       --------
Total assets                                                         $205,511       $264,287
                                                                     ========       ========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                                         December 31,    September 27,
                                                                            1996             1997
                                                                                          (Unaudited)
                                                                        -------------    -------------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of promissory note due to affiliate                      $  10,000        $  10,000
 Current portion of long-term debt                                                -            1,090
 Accounts payable                                                             7,197           11,077
 Accrued expenses and other                                                  21,812           22,998
                                                                          ---------        ---------
Total current liabilities                                                    39,009           45,165

Promissory note due to affiliate                                             60,000           55,000
Long-term debt                                                               97,500          113,400
Deferred taxes                                                                5,851            6,479
Other liabilities                                                             1,796            4,076
                                                                          ---------        ---------
Total liabilities                                                           204,156          224,120
                                                                          ---------        ---------

Commitments and contingencies                                                     -                -

Stockholders' equity:
  Preferred stock, par value $0.01 per share, 20,000,000 shares
   authorized, no shares issued and outstanding                                   -                -
  Class A Common Stock, par value $0.01 per share; 300,000,000 shares authorized, 6,075,000 and 11,093,332 shares issued and
   outstanding, respectively                                                     61              111
  Class B Common Stock, par value $0.01 per share; 250,000,000 shares authorized, 24,600,000 and 19,600,000 shares issued and
   outstanding, respectively                                                    246              196

  Capital deficiency                                                        (13,314)         (12,893)
  Retained earnings                                                          14,362           52,753
                                                                          ---------        ---------
Total stockholders' equity                                                    1,355           40,167
                                                                          ---------        ---------
Total liabilities and stockholders' equity                                $ 205,511        $ 264,287
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

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    Thirteen            Thirteen
                                                   Weeks Ended         Weeks Ended
                                                  September 28,       September 27,
                                                      1996                1997
                                                  -------------       -------------
Net sales                                          $    60,620         $    82,642
Cost of sales                                           34,975              45,736
                                                   -----------         -----------
Gross profit                                            25,645              36,906

Selling, general
 and administrative expenses                             9,018               9,065
                                                   -----------         -----------
Operating income                                        16,627              27,841
                                                   -----------         -----------
Other expenses:
 Interest expense, net                                   2,660               2,455
 Miscellaneous                                             256                 676
                                                   -----------         -----------
                                                         2,916               3,131
                                                   -----------         -----------
Income before provision for
 income taxes                                           13,711              24,710

Provision for income taxes                               4,134               7,918
                                                   -----------         -----------
Net income                                         $     9,577         $    16,792
                                                   ===========         ===========
Net income per common share                        $      0.35         $      0.55
                                                   ===========         ===========
Weighted average common shares outstanding          27,537,363          30,683,644
                                                   ===========         ===========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   Thirty-Nine         Thirty-Nine
                                                   Weeks Ended         Weeks Ended
                                                  September 28,       September 27,
                                                      1996                1997
                                                  -------------       -------------
Net sales                                          $   152,820         $   214,907
Cost of sales                                           88,391             119,929
                                                   -----------         -----------

Gross profit                                            64,429              94,978

Selling, general
 and administrative expenses                            26,596              29,050
                                                   -----------         -----------
Operating income                                        37,833              65,928
                                                   -----------         -----------
Other expenses:
 Interest expense, net                                   7,961               7,618
 Miscellaneous                                             841               1,837
                                                   -----------         -----------
                                                         8,802               9,455
                                                   -----------         -----------
Income before provision for
 income taxes                                           29,031              56,473

Provision for income taxes                               8,277              18,082
                                                   -----------         -----------
Net income                                         $    20,754         $    38,391
                                                   ===========         ===========
Net income per common share                        $      0.81         $      1.25
                                                   ===========         ===========

Weighted average common shares outstanding          25,582,721          30,677,913
                                                   ===========         ===========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                              Additional
                                                                               Paid-in
                                                      Class A      Class B     Capital
                                            Common    Common       Common      (Capital     Retained
                                            Stock      Stock        Stock     Deficiency)   Earnings      Total
                                           --------  ---------   ---------   ------------  ---------    ---------
Balance at December 31, 1995                $    1   $       -   $       -    $  34,834    $  19,493    $  54,328

Net income for the thirty-nine weeks             -           -           -            -       20,754       20,754

Promissory note dividend                         -           -           -      (47,842)     (22,158)     (70,000)

Net proceeds from initial public offering       (1)         61         246      127,503            -      127,809

Dividends paid                                   -           -           -     (127,809)     (12,768)    (140,577)
                                            ------   ---------   ---------    ---------    ---------    ---------
Balance at September 28, 1996               $    -   $      61   $     246    $ (13,314)   $   5,321    $  (7,686)
                                            ======   =========   =========    =========    =========    =========

Balance at December 31, 1996                $    -   $      61   $     246    $ (13,314)   $  14,362    $   1,355

Net income for the thirty-nine weeks             -           -           -            -       38,391       38,391

Exercise of stock options                        -           -           -          421            -          421

Secondary public offering and retirement
 of Class B Common Stock sold                    -          50         (50)           -            -            -
                                            ------   ---------   ---------    ---------    ---------    ---------
Balance at September 27, 1997               $    -   $     111   $     196    $ (12,893)   $  52,753    $  40,167
                                            ======   =========   =========    =========    =========    =========

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                   Thirty-Nine     Thirty-Nine
                                                   Weeks Ended     Weeks Ended
                                                  September 28,   September 27,
                                                      1996            1997
                                                  -------------   -------------
Cash flows from operating activities:

  Net income                                        $ 20,754        $ 38,391

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization                      5,499           5,834
    Deferred income                                     (153)           (115)
    Changes in assets and liabilities, net of
     assets and liabilities acquired:
      Increase in:
       Accounts receivable                            (4,351)        (12,220)
       Inventories                                    (8,043)        (24,862)
       Prepaid expenses and other                       (751)         (4,628)
      Increase in:
       Accounts payable                                6,484           3,214
       Accrued expenses and other                        744           3,962
                                                    --------        --------

Net cash provided by operating activities             20,183           9,576
                                                    --------        --------

Cash flows used for investing activities:
  Capital expenditures                                (4,376)         (4,578)
  Acquisition, net of cash acquired                        -         (14,420)
  Investment in joint venture                           (482)              -
  (Increase) decrease in other assets                    (16)              9
                                                    --------        --------
Net cash used for investing activities                (4,874)        (18,989)
                                                    --------        --------

      See notes to unaudited condensed consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                              Thirty-Nine      Thirty-Nine
                                                              Weeks Ended      Weeks Ended
                                                             September 28,    September 27,
                                                                 1996             1997
                                                             -------------    -------------
Cash flows provided by (used for) financing activities:
  Net proceeds from initial public offering                   $ 127,809        $       -
  Exercise of stock options                                           -              421
  (Repayment) borrowings of revolving loan, net                    (600)          19,398
  Due to affiliates                                                (459)          (6,394)
  Other debt                                                          -           (2,900)
  Dividends paid                                               (140,577)               -
                                                              ---------        ---------
Net cash provided by (used for) financing activities            (13,827)          10,525
                                                              ---------        ---------
 Increase  in cash and cash equivalents                           1,482            1,112

Cash and cash equivalents, beginning of period                    1,145            1,906
                                                              ---------        ---------
Cash and cash equivalents, end of period                      $   2,627        $   3,018
                                                              =========        =========

Supplemental disclosures of cash flow information:

  Interest paid during the period                             $  10,548        $  10,246

  Income taxes paid during the period                             8,362           16,709


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

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1996, as filed with Form 10-K. The results of operations for the thirty-nine week periods ended September 27, 1997 and September 28, 1996 are not necessarily indicative of the results for the entire year.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - INVENTORIES
--------------------

The components of inventory are as follows:

                                                   (In thousands)
                                       December 31, 1996   September 27, 1997
                                       -----------------   ------------------
Raw materials and supplies                  $34,469               $50,784
Work in process                               1,974                 4,282
Finished goods                                9,514                19,142
                                            -------               -------
                                            $45,957               $74,208
                                            =======               =======


NOTE C - NET INCOME PER COMMON SHARE
------------------------------------

       Net income per common share has been computed assuming the conversion of the Company's common stock into Class B Common Shares as of the beginning of all periods presented and is therefore based upon the weighted average of 24,600,000 shares of common stock outstanding prior to the IPO and 30,675,000 shares of common stock outstanding after the IPO. The number of shares used in the calculation of net income per common share for the thirteen and thirty-nine weeks ended September 27, 1997, also reflect the weighted average of additional shares issued as a result of the exercise of stock options. The dilutive effect of stock options has not been included as it is less than 3%.

NOTE D - ACQUISITION
--------------------

       On August 26, 1997, Consolidated Cigar entered into a stock purchase agreement with certain shareholders of Fabrica de Tabacos La Flor de Copan, S.A. de C.V. ("La Flor"), a Honduran corporation, to acquire 75% of La Flor's outstanding capital stock for $14.4 million, net of cash acquired. La Flor is a manufacturer of handmade premium cigars located in Santa Rosa, Honduras. The acquisition was accounted for as a purchase with the purchase price allocated to tangible and intangible assets acquired and liabilities assumed based upon initial fair value estimates. The La Flor acquisition was funded through borrowings under the credit agreement, as amended, with The Chase Manhattan Bank, as the agent (the "Credit Agreement.")

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996 AND THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996

       Net sales were $82.6 million and $60.6 million for the thirteen weeks ended September 27, 1997 (the "1997 Quarter") and September 28, 1996 (the "1996 Quarter"), respectively, an increase of $22.0 million or 36.3%. Net sales were $214.9 million and $152.8 million for the thirty-nine weeks ended September 27, 1997 (the "1997 Period") and September 28, 1996 (the "1996 Period"), respectively, an increase of $62.1 million or 40.6%. The increases in net sales were primarily due to higher sales of cigars. Cigar sales increased as a result of both a shift in the sales mix to higher priced cigars and price increases on certain cigar brands and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

       Gross profit was $36.9 million and $25.6 million for the 1997 Quarter and the 1996 Quarter, respectively, an increase of $11.3 million or 43.9%. Gross profit was $95.0 million and $64.4 million for the 1997 Period and the 1996 Period, respectively, an increase of $30.6 million or 47.4%. The increases in gross profit for the 1997 Quarter and 1997 Period were due to the increases in sales, especially of higher margin premium cigars, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 44.7% for the 1997 Quarter and 44.2% for the 1997 Period from 42.3% and 42.2% for the 1996 Quarter and 1996 Period, respectively, primarily due to the impact of price increases and fixed manufacturing costs spread over increased production volume.

       Selling, general and administrative ("SG&A") expenses were $9.1 million and $9.0 million for the 1997 Quarter and 1996 Quarter, respectively. SG&A expenses were $29.1 million and $26.6 million for the 1997 Period and the 1996 Period, respectively, an increase of $2.5 million or 9.2%. The increases were primarily due to increases in selling expenses and professional fees. As a percentage of net sales, SG&A expenses decreased to 11.0% for the 1997 Quarter from 14.9% for the 1996 Quarter and to 13.5% for the 1997 Period from 17.4% for the 1996 Period. The decreases were primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

       Operating income was $27.8 million and $16.6 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $11.2 million or 67.4%. Operating income was $65.9 million and $37.8 million for the 1997 Period and the 1996 Period, respectively, an increase of $28.1 million or 74.3%. As a percentage of net sales, operating income increased to 33.7% for the 1997 Quarter from 27.4% for the 1996 Quarter and 30.7% for the 1997 Period from 24.8% for the 1996 Period, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

       Interest expense, net was $2.5 million and $2.7 million for the 1997 Quarter and 1996 Quarter, respectively. Interest expense, net was $7.6 million and $8.0 million for the 1997 Period and the 1996 Period, respectively. The decreases were primarily due to a lower amount of debt due to third parties outstanding during 1997.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


       The provision for income taxes as a percentage of income before income taxes was 32.0% and 30.2% for the 1997 Quarter and 1996 Quarter, respectively, and 32.0% and 28.5% for the 1997 Period and 1996 Period, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during the 1997 Quarter and 1997 Period partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

As a result of the foregoing, net income was $16.8 million and $9.6 million for the 1997 Quarter and 1996 Quarter, respectively, an increase of $7.2 million or 75.3%. Net income was $38.4 million and $20.8 million for the 1997 Period and the 1996 Period, respectively, an increase of $17.6 million or 85.0%.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash flows provided by operating activities were $9.6 million for the 1997 Period and $20.2 million for the 1996 Period. The decrease in cash flows of $10.6 million between the two periods was due primarily to a significant increase in working capital requirements, partially offset by an increase in net income.

       Cash flows used for investing activities were $19.0 million for the 1997 Period and $4.9 million for the 1996 Period. The 1997 Period includes $14.4 million invested in the La Flor acquisition. For the 1996 Period, $0.5 million of cash flows were invested, as part of an equity investment in the Jamaica joint venture. Capital expenditures in the 1997 and 1996 Periods amount to $4.6 million and $4.4 million respectively, primarily relating to investments in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1997 are expected to be approximately $.9 million.

       Cash flows provided by financing activities for the 1997 Period were $10.5 million and consist primarily of net borrowings under the Credit Agreement reduced by payments due to affiliates. Cash flows used for financing activities for the 1996 Period were $13.8 million and were primarily used to pay dividends to Mafco Consolidated Group. The 1996 Period also included $127.8 million of net proceeds from the IPO which were immediately paid as a dividend to Mafco Consolidated Group.

       In December 1993 and January 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company received a fixed interest rate averaging 5.8% and paid a variable interest rate equal to the six month London inter-bank offered rate (LIBOR). In October 1997, the Company paid $0.5 million to terminate the swap agreements upon completion of their current coupon periods, which end in December 1997 and January 1998. The termination payment will be amortized over the remaining original term of the swap agreements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


       The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the Credit Agreement. The availability for borrowings under the Credit Agreement was $49.9 million as of September 27, 1997, of which the Company had borrowed $29.4 million (including letters of credit issued). The amounts available for borrowing under the Credit Agreement were increased by $15.0 million, effective with the La Flor acquisition, and will remain constant for the term of the Credit Agreement which expires on April 3, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings Per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 will be effective for interim and annual financial statements ending after December 15, 1997. The Company believes that the adoption of SFAS No. 128 will not have a material impact on the Company's reported earnings per share.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits
             ---------

             *10.1 (m) Amendment No. 13 to the Credit Agreement dated as of July 29, 1997.

             *27.0 Financial Data Schedule.

         (b) Reports on Form 8-K
             -------------------
             Consolidated Cigar Holdings Inc. filed no reports on Form 8-K during the fiscal quarter ended September 27, 1997.


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


                                            Consolidated Cigar Holdings Inc.
                                            --------------------------------
                                                      (Registrant)


DATE:  November 4, 1997                     /s/ Theo W. Folz
                                            --------------------------------
                                            Theo W. Folz
                                            Chief Executive Officer



DATE:  November 4, 1997                     /s/ Gary R. Ellis
                                            --------------------------------
                                            Gary R. Ellis
                                            Chief Financial Officer