Form 10-K
period 1997-12-31
CONSOLIDATED CIGAR HOLDINGS INC
filed 1998-03-27
CIK 1017550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number 1-11995

                        CONSOLIDATED CIGAR HOLDINGS INC.
      ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Delaware                              13-3694743
     ------------------------------      ------------------------------------
     (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                           5900 NORTH ANDREWS AVENUE
                      FORT LAUDERDALE, FLORIDA 33309-2369
                      -----------------------------------
         (Address of principal executive offices, including zip code)

                                (954) 772-9000
                                ---------------
             (Registrant's telephone number, including area code)


          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                 Name of Each Exchange
          Title of Each Class                     on Which Registered
----------------------------------------   ---------------------------------
 Class A Common Stock, $0.01 par value         New York Stock Exchange

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         As of March 24, 1998 the Registrant had 10,975,101 shares of Class
A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's proxy statement for the Annual Meeting of Stockholders, which is to be filed within 120 days of the end of the fiscal year, are incorporated by reference into Part III.

                          Exhibit Index on Page 24

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                         1997 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
                                    PART I
ITEM 1.   BUSINESS........................................................   3
ITEM 2.   PROPERTIES......................................................   13
ITEM 3.   LEGAL PROCEEDINGS...............................................   13
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............   13

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.............................................   14
ITEM 6.   SELECTED FINANCIAL DATA.........................................   15
ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION  AND RESULTS OF OPERATIONS............................   18
ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   23
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.............................   23

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   23
ITEM 11.  EXECUTIVE COMPENSATION..........................................   23
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   23
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   23

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   24

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

         On August 21, 1996, the Company, then a direct wholly-owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group"), completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 the Company completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company to approximately 63.9%. The Company did not receive any of the proceeds from the Offering. As a result of Mafco Consolidated Group's ownership decreasing below 80.0%, the Company is no longer subject to the consolidated tax return provisions of the Tax Sharing Agreement with Mafco Consolidated Group and as such, has begun paying taxes directly to the federal government and will be filing tax returns on a separate company basis.

         Since July 9, 1997, Mafco Consolidated Group has been a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), which is owned by Ronald
O. Perelman. Prior to that date, Mafco Holdings held an 85% ownership interest in Mafco Consolidated Group.

GENERAL

         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1997 market share of approximately 24% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market, including premium large cigars, mass market large cigars and mass market little cigars. The Company attributes its leading market position to the following competitive strengths: (i) well-known brand names, many of which are the leading brands in their category; (ii) broad range of product offerings within both the premium and mass market segments of the United States cigar market; (iii) commitment to and reputation for manufacturing quality cigars; (iv) marketing expertise and close attention to customer service; (v) efficient manufacturing operations; and (vi) an experienced management team. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories.

         The Company's cigars and pipe tobacco products are marketed under a number of well-known brand names. The Company's premium cigars include the H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL Rey, MONTECRUZ, LAS CABRILLAS and SANTA ROSA brands. The Company's mass market large cigars include the ANTONIO Y CLEOPATRA (also known as AYC), DUTCH MASTERS, EL PRODUCTO, MURIEL, BACKWOODS, SUPER VALUE and SUPRE SWEETS brands. The Company's mass market little cigars include the DUTCH TREATS, SUPER VALUE and SUPRE SWEETS brands. The Company's pipe tobacco products include the MIXTURE NO. 79 and CHINA BLACK brands.

         According to industry sources, the cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). The Company experienced similar trends in the unit volume of its cigars during such period. While the cigar industry has experienced significantly better trends in unit consumption since 1993 compared to this historical trend, there can be no assurance that these positive trends will continue or that the Company would be able to offset any future decline in consumption.

BUSINESS STRATEGY

         The Company's business strategy is to (i) capitalize on growth opportunities in the premium cigar market, (ii) expand mass market cigar and pipe tobacco products business, (iii) broaden mass market cigar distribution channels, (iv) improve manufacturing processes and raw material procurement and (v) pursue selectively strategic acquisitions. The Company's ability to implement its business strategy successfully will be dependent on business, financial and other factors beyond the Company's control, including, among others, prevailing changes in consumer preferences, access to sufficient quantities of raw materials, availability of trained laborers and changes in tobacco products regulation. There can be no assurance that the Company will continue to be successful in implementing its business strategy or that the Company's net sales, operating margin and net margin will continue to increase at rates similar to those experienced by the Company in 1997.

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

         The Company's premium cigars include the well-known H. UPMANN, MONTECRISTO, DON DIEGO, TE-AMO, SANTA DAMIANA, ROYAL JAMAICA, PRIMO DEL REY, MONTECRUZ, LAS CABRILLAS and SANTA ROSA brands as well as other recognized brand names. The Company's premium cigars are manufactured in its Dominican Republic, Jamaica and two Honduras facilities, except for Te-Amo, which is manufactured in Mexico and purchased from a third party. On August 26, 1997, the Company entered into a stock purchase agreement with certain shareholders of Fabrica de Tabacos La Flor de Copan, S.A. de C.V., a Honduran corporation ("La Flor"), to acquire 75% of La Flor's outstanding capital stock. La Flor is a manufacturer of handmade premium cigars located in Santa Rosa, Honduras.

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

         Mass market large cigars generally consist of filler tobacco that is wrapped first with a binder and then with a wrapper. The more expensive mass market large cigars combine natural leaf wrapper and man-made binder made from tobacco ingredients instead of natural binder, with filler threshed into short, uniform pieces. In less expensive mass market large cigars, man-made wrapper made primarily from tobacco ingredients replaces natural tobacco leaf. The Company adds flavors and/or plastic tips to certain of its popularly priced mass market large cigars. The Company's major mass market brands include ANTONIO Y CLEOPATRA, DUTCH MASTERS, EL PRODUCTO, BACKWOODS, MURIEL, SUPER VALUE and SUPRE SWEETS.

         Generally, little cigars consist of filler tobacco wrapped only by a wrapper with a filter tip. Most little cigars are made on a high-speed machine with man-made wrapper made from tobacco ingredients and no binder. Little cigars are flavored and produced with a filter. Generally, little cigars are the lowest priced segment of the mass market category. The Company's little cigar brands include DUTCH TREATS, SUPER VALUE and SUPRE SWEETS.

PIPE TOBACCO AND ACCESSORIES

         In addition to its cigars, the Company manufactures pipe tobaccos for sale under its own brand names, such as MIXTURE NO. 79 and CHINA BLACK, and for sale in bulk to tobacconists, as well as private label brands for chain stores and wholesale distributors. The Company also distributes smokers' accessories, such as tobacco pouches, pipe cleaners and cigar cutters. Net sales attributable to the distribution of such accessories was not material to the Company's results of operations in fiscal 1997.

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

BACKORDERS

         The increased demand for cigars, especially premium cigars, had caused the Company's backorders of premium cigars to increase from 4.3 million cigars at December 31, 1995 to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars continued to increase, the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, in part, to the practice by customers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders did not accurately reflect the demand for the Company's premium cigars. In 1997, the Company established new ordering policies to reduce backorders. These actions greatly reduced the number of backorders, rendering them more manageable.

         At the same time, the Company was successful in significantly increasing plant capacity and production of its premium cigars, and, in the second half of 1997, especially the last quarter, began to fill distribution pipelines, reducing back orders even further. However, the Company's backorders of premium cigars were still at a level of 4.8 million cigars at December 31, 1997. It is expected that these backorders will reduce to more normal levels during the first quarter of 1998.

         The Company's ability to manufacture premium and mass market cigars may be constrained by the ability of tobacco growers and suppliers to meet the Company's demands for its raw materials in a timely manner. Tobacco, as a crop that is harvested annually, restricts the ability of tobacco growers to adjust acreage grown in any given year to meet changes in market demand. In addition, increases in acreage of tobacco grown requires significant capital, which growers may be unable or unwilling to invest. Tobacco crops are also susceptible to the variances of severe weather conditions, when they occur.

SALES AND MARKETING

         The Company sells its cigar and pipe tobacco products throughout the United States to over 3,000 customers, consisting of wholesale distributors, direct buying chains, including drug store chains and mass market retailers, and tobacconists. The Company employs a full-time in-house sales organization to develop and service its sales to wholesalers, distributors, direct buying chains and tobacconists. The Company's sales force is organized into two sales units: a mass market division and a premium division. The mass market sales force calls on distributors and retail and chain store accounts, including Kmart, Wal-Mart, Eckerd Drug Stores, CVS Stores and Thrifty Drug Stores, across the United States. Approximately 87% of the Company's mass market cigar products are sold through wholesale distributors while approximately 13% are sold to direct buying chains or independent retailers that warehouse for themselves. The premium cigar sales force calls directly on tobacconists and distributors. The Company's sales force operates regionally and locally from home and car, maintaining close familiarity with local customers. Most salespeople maintain a small stock of inventory which is used primarily to replace local distributors' old or damaged products and to display new product introductions or promotions.

         The Company supplies cigar merchandising fixtures to retailers at no cost and believes that it is the primary supplier of such fixtures to the United States retail trade. These fixtures help to maintain an attractive product display and to increase shelf space available for the Company's products.

         For the year ended December 31, 1997, the Company had more than 3,000 customers, the top five of which accounted for approximately 23% of annual sales with the largest customer accounting for approximately 7%. The Company believes that the loss of any one customer would not be material to the Company's business. The Company maintains no long-term contracts for the sale of its merchandise.

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

         Sales of the Company's cigar products outside of the United States are currently not material, although the Company is continuing its efforts to strengthen its presence in the international market for premium and mass market cigars, particularly in Europe, the Middle East, Latin America and Asia, by increasing management's focus on the Company's direct export business. During 1997, the Company hired a Business Development Director for Europe to concentrate on foreign sales and promotions. Currently the Company has a total of 68 agents and distributors throughout Europe, the Middle East, Latin America and Asia.

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

         Unless otherwise indicated, the Company owns the trademarks listed below:

                            PREMIUM CIGAR TRADEMARKS

       Cabanas                       H. Upmann(a)               Primo Del Rey
      Don Diego                       Henry Clay                Royal Jamaica
      Don Marcos                    Las Cabrillas               Santa Damiana
       Don Melo                       Malaguena                   Santa Rosa
      Don Miguel                    Montecristo(a)                Santa Ynez
       Encanto                        Montecruz                  Super Value
   Flor de Canarias                Por Larranaga(a)                 Te-Amo
                                                                 Wonder Blend

                             MASS MARKET CIGAR TRADEMARKS
 Antonio y Cleopatra                 El Producto                   Roi-Tan
      Backwoods                       Harvester                  Super Value
     Ben Franklin                      Headline                  Supre Sweets
    Dutch Masters                     La Corona                  Wonder Blend
     Dutch Treats                       Muriel

                               PIPE TOBACCO TRADEMARKS
     China Black                       Kriswill                Three Star Royal
    Dutch Masters                   Mixture No. 79               Wonder Blend
                                      Super Value

---------------
(a) Trademark is owned by Cuban Cigar Brands, N.V., a 51% owned subsidiary of the Company.

         While the Company does not believe that any single trademark is material to the vitality of its business, it believes that its trademarks taken as a whole are material to its business. Accordingly, the Company has taken, and will continue to take, action to protect its interests in all such trademarks.

RAW MATERIALS

         The Company has developed and continues to develop long-term relationships with tobacco suppliers and is expanding its commercial and technical ties with local growers to secure a variety of sources for raw materials, ensure the quality of its raw materials and maximize cost savings.

         The Company buys tobacco directly from a large number of suppliers in Brazil, Cameroon, the Central African Republic, Costa Rica, Germany, Italy, the Dominican Republic, Paraguay, the Philippines, Indonesia, the United States, Ecuador, Honduras, Mexico and other countries and does not believe that it is dependent on any single source for tobacco. The Company has recently experienced shortages in certain types of its natural wrapper and premium cigar tobaccos due to the increase in demand for high quality natural-wrapped cigars. Additionally, some shortages of wrapper tobaccos have also been the result of heavy rains in South America and damaging organism growths (blue mold) in the United States. These shortages have caused the price of natural wrapper and premium cigar tobaccos to increase. To date, these shortages of tobacco have not materially adversely affected cigar manufacturing or the Company's profitability, but could if the Company is unable to purchase additional quantities of certain tobaccos in the future or is unable to pass increases for such raw materials onto its customers.

         In addition, the Company purchases packaging materials from multiple suppliers predominantly in the United States. No single supplier accounts for 10% or more of the Company's raw materials.

COMPETITION

         The Company is the largest manufacturer and marketer of cigars in the United States in terms of dollar sales and believes that it is the only participant in the cigar industry that is a major competitor in all subcategories of cigars at all price levels. The other three significant competitors in the cigar market in terms of market share, in order of size, are Swisher International Group Inc. and General Cigar Co. Inc., majority controlled public companies and Havatampa/Phillies Cigar Corporation, a privately held corporation, recently sold to Tabacalera S.A. (the former Spanish tobacco monopoly). In addition, Tobacco Exporters International Limited (a subsidiary of Rothmans

International) is a significant competitor in the little cigar market. The Company believes that its leading market position in the cigar industry is due to its strong, well-known brand names, broad range of product offerings within both the mass market and premium segments of the United States cigar market, commitment to and reputation for manufacturing quality cigars, marketing expertise, close attention to customer service, efficient manufacturing operations and an experienced management team. If and when normalization of relations between the United States and Cuba occurs, the entry of Cuban premium cigars into the United States market could increase competition in the Company's core premium cigar market.

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

         Federal law has required health warnings on cigarettes since 1965 and has required states, in order to receive full funding for federal substance abuse block grants, to establish a minimum age of 18 years for the sale of tobacco products together with an appropriate enforcement program. In recent years, a variety of bills relating to tobacco issues have been introduced in the Congress of the United States, including bills that would have (i) prohibited the advertising and promotion of all tobacco products and/or restricted or eliminated the deductibility of such advertising expenses; (ii) increased labeling requirements on tobacco products to include, among other things, addiction warnings and lists of additives and toxins; (iii) modified federal preemption of state laws to allow state courts to hold tobacco manufacturers liable under common law or state statutes; (iv) shifted regulatory control of tobacco products and advertisements from the Federal
Trade Commission (the "FTC") to the Food and Drug Administration (the "FDA");
(v) increased tobacco excise taxes; and required tobacco companies to pay for health care costs incurred by the federal government in connection with tobacco related diseases. Hearings have been held on certain of these proposals; however, to date, only excise tax increases on tobacco products starting in the year 2000, in varying amounts, have been passed by Congress. Future enactment of such proposals or similar bills may have an adverse effect on the sales or operations of the Company. In addition, various federal agencies, including the FDA, have recently proposed to regulate the tobacco industry. The FTC on February 9, 1998 ordered the five largest cigar companies, including the Company, to report, for 1996 and 1997, the number of cigars sold and their dollar value and the amount of money spent on advertising, merchandising, and promotion. The orders also require a listing of different categories of advertising and marketing expenses for each cigar brand marketed, including any payments for placement of cigar products in movies and on television. These categories of information are similar to those that cigarette and smokeless tobacco manufacturers are required to report to the FTC, which information then is reported on an aggregate basis by the FTC to Congress. The FTC's activities may result in regulations and/or legislation concerning cigar advertising and promotion, including health warning labels.

         As a result primarily of lawsuits brought by a large number of state Attorneys General against certain tobacco companies and others seeking to recover, among other things, health care cost reimbursement, five tobacco manufacturers agreed on June 20, 1997 to support the adoption by Congress of a proposed resolution (the "Proposed Resolution") that calls for significant regulation of tobacco products and the payment of $368.5 billion over the first 25 years. As a result, a number of bills have been introduced in Congress that would result in significant regulation of tobacco. Some of these bills cover cigars, as well as substantial tax increases on tobacco products. Although it is not possible to predict whether and when any such legislation will be enacted into law, its enactment may fundamentally alter the way in which tobacco companies conduct business in this country.

         In addition, the majority of states restrict or prohibit smoking in certain public places and restrict the sale of tobacco products to minors. Local legislative and regulatory bodies have also increasingly moved to curtail smoking by prohibiting smoking in certain buildings or areas or by requiring designated "smoking" areas. In a few states, legislation has been introduced, but has not yet passed, which would require all little cigars sold in those states to be "fire-safe" (i.e., cigars which extinguish themselves if not continuously smoked). Passage of this type of legislation could have an adverse effect on the Company's little cigar sales because of the technological difficulties in complying with such legislation. The Company does not expect the passage of any such legislation to have a material adverse effect on the Company's business or results of operations taken as a whole. There is currently an effort by the U.S. Consumer Product Safety Commission to establish such standards for cigarettes. The enabling legislation, as originally proposed, included little cigars; however, little cigars were deleted due to the lack of information on fires caused by these products.

         Increased cigar consumption and the publicity such increase has received may increase the risk of additional regulation of tobacco products or of cigars. Consideration at both the federal and state level also has been given to the consequences of tobacco smoke on others who are not currently smoking (so called "second-hand" smoke). In California, the exemption that had applied generally to certain establishments, including bars, with respect to that state's ban on smoking in public places lapsed on January 1, 1998. In late January 1998, however, the California state Assembly approved a bill that generally would repeal the current total smoking ban in bars. The California Senate has not yet acted. There can be no assurance that regulation relating to second-hand smoke will not be adopted elsewhere and that such regulation or related litigation would not have a material adverse effect on the Company's results of operations or financial condition.

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

         Massachusetts recently enacted legislation requiring manufacturers of cigarettes, chewing tobacco and snuff to provide the state annually with a list of the additives (in descending order of weight) and the nicotine yield ratings of each brand they produce, which information will, subject to certain conditions, be made publicly available. In response to challenges to the law brought by a number of tobacco manufacturers, in December 1997 the United States District Court for the District of Massachusetts preliminarily enjoined the additive disclosure requirement. The nicotine yield rating reporting requirement was unaffected by this decision. In addition, various legislative proposals have been introduced in Massachusetts that would extend such reporting requirements to cigar manufacturers and require health warnings on cigars. Several other states have proposed or enacted similar laws.

         The U.S. Environmental Protection Agency (the "EPA") published a report in January 1993 with respect to the respiratory health effects of passive smoking, which concluded that widespread exposure to environmental tobacco smoke presents a serious and substantial public health concern. In June 1993, Philip Morris Companies Inc. and five other representatives of the tobacco manufacturing and distribution industries filed suit against the EPA seeking a declaration that the EPA does not have the statutory authority to regulate environmental tobacco smoke, and that, in view of the available scientific evidence and the EPA's failure to follow its own guidelines in making the determination, the EPA's final risk assessment was arbitrary and capricious. The court ruled in May 1995 that plaintiffs have standing to pursue this action. In April 1997, the plaintiffs moved for partial summary judgment, and, in May 1997, the EPA cross-moved for partial summary judgment. Whatever the outcome of this litigation, issuance of the report, which is based primarily on studies of passive cigarette smokers, may lead to further legislation designed to protect non-smokers.

         In February 1994, the FDA, in a letter to an anti-smoking group, claimed that it may be possible for the FDA to regulate cigarettes under the drug provisions of the Food, Drug, and Cosmetic Act (the "FDC Act"). The FDA's claim is based upon allegations that manufacturers may intend that their products contain nicotine to satisfy an alleged addiction on the part of some of their customers. The letter indicated that regulation of cigarettes under the FDC Act could ultimately result in the removal from the market of products containing nicotine at levels that cause or satisfy addiction. In March 1994, the FDA began investigating whether cigarettes should be regulated as a drug. In July 1995, the FDA announced that it has concluded for the first time that nicotine is a drug that should be regulated and proposed to regulate smokeless tobacco and cigarettes. The FDA in 1996 adopted final regulations relating to the marketing, promotion and advertisement of smokeless tobacco and cigarettes. Although the FDA's definition of cigarettes originally included little cigars, little cigars were excluded from the final regulations. These regulations were challenged by tobacco companies in the United States District Court for the Eastern District of North Carolina. In April 1997, the district court ruled that the FDA was not precluded as a matter of law from regulating cigarettes and smokeless tobacco as medical devices and from implementing certain labeling and access restrictions. The court also ruled that the FDA lacked authority to implement advertising and promotion restrictions. Certain aspects of the Court's ruling are on appeal to the United States Court of Appeals for the Fourth Circuit. Pending before the FDA is a petition by Action on Smoking and Health requesting that the FDA assert jurisdiction over cigars. The Cigar Association of America, an industry trade organization, has opposed the petition on behalf of the cigar industry. While the Company is unable to predict the effect of these regulatory efforts on its business, these and other regulations promulgated by the FDA in the future could have a material adverse effect on the operations of the Company.

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

         Current tobacco litigation generally falls within one of three categories: class actions, individual actions and actions brought by individual states or localities, unions and others, to recover health care costs allegedly attributable to tobacco-related illnesses. The pending actions allege a broad range of injuries resulting from the use of tobacco products or exposure to tobacco smoke and seek various remedies, including compensatory and, in some cases, punitive damages together with certain types of equitable relief such as the establishment of medical monitoring funds and restitution. The major tobacco companies are vigorously defending these actions. During 1997, the health care cost reimbursement actions brought by state Attorneys General in Mississippi, Florida, and Texas were settled for significant amounts in the billions of dollars for the first 25 years and the Minnesota Attorney General action is currently in trial. As noted above, five tobacco companies on June 20, 1997, entered into a Proposed Resolution that contains provisions that, if enacted by Congress, would significantly impact tobacco litigation. The Proposed Resolution requires the payment of $368.5 billion dollars over the first 25 years and would, in effect, limit litigation to individual actions for compensatory damages. As discussed above, several bills purporting to implement some or all of the provisions of the Proposed Resolution have been introduced in Congress and some of those bills include cigars.

         The recent increase in the sales of cigars and the publicity such increase has received may have the effect of increasing the probability of legal claims. Also, a recent study published in the journal Science reported that a chemical found in tobacco smoke has been found to cause genetic damage in lung cells that is identical to damage observed in many malignant tumors of the lung and, thereby, directly links lung cancer to smoking. In addition, the National

Cancer Institute is expected to issue in the near future a comprehensive report on the alleged health effects of cigar smoking. Such studies and reports could affect pending and future tobacco regulation or litigation.

         In May 1996, the Fifth Circuit Court of Appeals in Castano v. American Tobacco, et al. reversed a Louisiana district court's certification of a nationwide class consisting essentially of nicotine dependent cigarette smokers. Notwithstanding the dismissal, new class actions asserting claims similar to those in Castano have been filed in a number of states. To date, a number of pending class actions against major cigarette manufacturers have been certified. One class action that had been pending in Florida was settled in 1997 for several hundred million dollars. The class was composed of flight attendants allegedly injured through exposure to secondhand smoke.

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

         In the past, there have been various proposals by the federal government to fund legislative initiatives through increases in federal excise taxes on tobacco products. In 1993, the Clinton Administration proposed a significant increase in excise taxes on cigars, pipe tobacco, cigarettes and other tobacco products to fund the Clinton Administration's health care reform program. The Company believes that the volume of cigars and pipe tobacco sold would have been dramatically reduced if excise taxes were enacted as originally proposed as part of the Clinton Administration's health care reform program. In 1997, Congress approved excise tax increases, effective January 1, 2000 which will bring the federal excise tax rate on large cigars to 18.063% of wholesale list price, capped at $42.50 per thousand cigars, and will increase to 20.719%, capped at $48.75 per thousand cigars, effective January 1, 2002. In addition, the federal excise tax on pipe tobacco will increase to $0.9567 per pound effective January 1, 2000 and will increase on January 1, 2002 to $1.097 per pound. The federal excise tax on little cigars effective January 1, 2000 will increase to $1.594 per thousand cigars and will increase to $1.828 per thousand cigars on January 1, 2002. The Company does not believe the federal excise tax rate increases scheduled for 2000 and again for 2002 will have a material adverse effect on product sales. Future enactment of significant increases in excise taxes, such as those initially proposed by the Clinton Administration or other proposals not linked specifically to health care reform, would have a material adverse effect on the business of the Company. The Company is unable to predict the likelihood of the passage or the enactment of future increases in tobacco excise taxes.

         Tobacco products are also subject to certain state and local taxes. Deficit concerns at the state level continue to exert pressure to increase tobacco taxes. Since 1964, the number of states that tax cigars has risen from six to forty-two. Since 1988, the following twelve states have enacted excise taxes on cigars, where no prior tax had been in effect: California, Connecticut, New Jersey, New York, North Carolina, Ohio, South Dakota, Rhode Island, Illinois, Missouri, Michigan and Massachusetts. State excise taxes generally range from 2% to 78% of the wholesale purchase price. In addition, the following twelve states have increased existing taxes on large cigars since 1988: Alaska, Arizona, Arkansas, Idaho, Iowa, Maine, New Jersey, New York, North Dakota, Oregon, Vermont and Washington. Most recently, New Jersey increased their state excise taxes effective January 1, 1998 on cigars and other tobacco products from 24% to 48%. The following five states tax little cigars at the same rates as cigarettes: California, Connecticut, Iowa, Oregon and Tennessee. Except for Tennessee, all of these states have increased their cigarette taxes since 1988.

         In most states, cigar excise taxes are not subject to caps similar to the federal cigar excise tax. From time to time, the imposition of state and local taxes has had some impact on sales regionally. The enactment of new state excise taxes and the increase in existing state excise taxes are likely to have an adverse effect on regional sales, which in turn, is likely to have an adverse effect on the Company's results of operations. The Company is unable to predict the materiality or likelihood of the enactment of new state excise taxes or the increase in existing state excise taxes and, therefore, is unable to predict the extent of any adverse effect on the Company's business or results of operations that may result from the imposition of such taxes.

EMPLOYEES

         The Company employs approximately 7,800 persons. The Company believes that its relations with its employees are satisfactory. Union contracts, expiring at various dates, cover salesmen in New York and hourly employees in McAdoo, Pennsylvania and Richmond, Virginia. The McAdoo agreement with the Teamsters Local 401 expires in December 1998 and the Richmond agreement with the Warehouse Employees Local 322 expires in January 1999. The Company has experienced no work stoppages due to labor problems in the last eleven years.

SEASONALITY

         The Company's business is generally non-seasonal. However, slight increases in cigar unit volume are experienced prior to Father's Day and the Christmas season.

ITEM 2. PROPERTIES

         As of December 31, 1997, the principal properties owned or leased by the Company for use in its business included:

                                                                                                 APPROXIMATE
                                                                                  OWNED OR       FLOOR SPACE
LOCATION                         PRINCIPAL USE                                     LEASED         (SQ. FT.)
--------                         -------------                                     ------         ---------
McAdoo, Pennsylvania             Distribution center and mass market cigar         Owned           369,000
                                 manufacturing
Cayey, Puerto Rico               Mass market cigar manufacturing                   Owned           280,000
La Romana, Dominican Republic    Premium cigar manufacturing                       Leased          230,000
Comerio, Puerto Rico             Tobacco processing                                Owned           151,000
Santa Rosa, Honduras             Premium cigar manufacturing                       Leased          130,000
                                                                                   Owned            46,000
Richmond, Virginia               Pipe tobacco manufacturing                        Leased           90,000
Danli, Honduras                  Premium cigar manufacturing                       Owned            77,000
May Pen, Jamaica                 Premium cigar manufacturing                       Owned            25,000
Fort Lauderdale, Florida         Administrative office                             Leased           19,000

         The Company believes that its existing and planned manufacturing facilities and distribution centers are adequate for the current level of the Company's operations. The Company believes that additional facilities, if necessary, would be readily available on a timely basis on commercially reasonable terms. In 1997, the Company expanded its existing manufacturing facilities in the Dominican Republic and Danli, Honduras and acquired additional manufacturing equipment for a total cost of approximately $3.9 million. In addition, the Company invested $14.4 million during 1997 for the La Flor acquisition.

         Further, the Company believes that the leased space that houses its existing manufacturing and distribution facilities is not unique and could be readily replaced, if necessary, at the end of the terms of its existing leases on commercially reasonable terms. The Company's leases have expiration dates ranging from 1999 to 2008, many of which are renewable at the option of the Company.

         All of the principal properties owned by the Company were subject to first priority liens granted in favor of the lenders under the credit agreement, as amended to February 4, 1998 (the "Credit Agreement") of the Company. Such liens were removed on March 2, 1998 when the Credit Agreement was replaced by an unsecured new credit agreement (see Note G in the Notes to Consolidated Financial Statements of the Company included elsewhere in this report).

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1997.

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

                                                                HIGH     LOW
          1997                                                  ----     ---
          First Quarter...................................... $27.25  $22.25
          Second Quarter.....................................  30.25   21.75
          Third Quarter......................................  40.33   24.67
          Fourth Quarter.....................................  44.20   26.00

                                                                HIGH     LOW
          1996                                                  ----     ---
          Third Quarter (August 16 to September 30).......... $32.63  $26.00
          Fourth Quarter.....................................  31.25   23.50


         As of the close of business on March 2, 1998, there were approximately 162 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock.

         The Company does not anticipate that any dividends will be declared on the Class A Common Stock in the foreseeable future. The Company intends to retain earnings to finance the expansion of its business. For the year ended December 31, 1996, the Company paid cash dividends of $12.8 million (excluding the dividend of the proceeds of the IPO). The Company did not pay any dividends for the year ended December 31, 1997.


         The Company, as a holding company with no business operations of its own, is dependent on dividends and distributions from Consolidated Cigar to pay any cash dividends or distributions on the Common Stock. The terms of the Credit Agreement and the 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") of Consolidated CigaR limit the payment of dividends or distributions to the Company by Consolidated Cigar to an amount (based on a formula set forth in the indenture (the "Senior Subordinated Notes Indenture") pursuant to which the Senior Subordinated Notes were issued) equal to approximately $26.4 million as of December 31, 1997. In connection with the IPO, Consolidated Cigar entered into an amendment to the Credit Agreement, which, among other things, permitted Consolidated Cigar to pay a $5.6 million dividend to the Company and permits Consolidated Cigar to pay dividends and make distributions on terms substantially similar to those contained in the Senior Subordinated Notes Indenture. So long as the Credit Agreement is in effect and the Senior Subordinated Notes are outstanding, each in their current form, the Company's ability to obtain distributions from Consolidated Cigar to enable it to fund dividend payments will be limited. Subject to such restrictions, any future declaration of cash dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's results of operations, financial condition, contractual restrictions and other factors deemed relevant by the Board of Directors of the Company.

         On March 2, 1998, the Senior Subordinated Notes were redeemed and the Credit Agreement was replaced by the New Credit Agreement (see Note G in the Notes to Consolidated Financial Statements of the Company included elsewhere in this report).

         The Company did not sell any unregistered securities in 1997.

ITEM 6. SELECTED FINANCIAL DATA

         The selected historical financial data of the Company for, and as of the end of, each of the periods indicated in the five-year period ended December 31, 1997 have been derived from the audited Consolidated Financial Statements of the Company.

         The Company's only material asset is all of the outstanding capital stock of Consolidated Cigar through which the Company conducts its business operations. The selected historical financial data, therefore, reflects the consolidated results of Consolidated Cigar and its predecessors. Prior to March 3, 1993, Consolidated Cigar was a wholly owned subsidiary of Triple C Acquisition Corp. ("Triple C"). On March 3, 1993, Mafco Holdings acquired (the "1993 Acquisition") all of the outstanding shares of Triple C and merged Triple C into the Consolidated Cigar, with Consolidated Cigar being the surviving corporation. Accordingly, the selected historical financial data reflect for the periods (i) prior to March 3, 1993, the results of Triple C and (ii) subsequent to March 2, 1993, the consolidated results of Consolidated Cigar, as adjusted to account for the 1993 Acquisition under the purchase accounting method. The results of operations and financial condition of the Company subsequent to the 1993 Acquisition ("Post-Acquisition") have been significantly affected by adjustments resulting from the 1993 Acquisition, including adjustments for the substantial increase in debt associated with the 1993 Acquisition, the allocation of the purchase price and related amortization. As a result, the Post-Acquisition results of operations and financial position of the Company are not comparable with the results of operations and financial position of the Company prior to the 1993 Acquisition ("Pre-Acquisition").

         On August 21, 1996, the Company completed the IPO of 6,075,000 shares of Class A Common Stock at an initial public offering price of $23.00 per share. The proceeds, net of underwriter's discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. Simultaneously with the IPO, each of the Company's then outstanding shares of common stock were converted into 24,600 shares of the newly created Class B Common Stock, resulting in a total of 24,600,000 shares of Class B Common Stock outstanding following the IPO. In addition, the Company issued a non-interest bearing promissory note in an original principal amount of $70.0 million (the "Promissory Note") to Mafco Consolidated Group. On March 20, 1997, the Company completed the Offering of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company to approximately 63.9%.

         The following selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of the Company included elsewhere in this report.

                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                   PRE-ACQUISITION                                 POST-ACQUISITION
                                   ----------------------------------------------------------------------------------------------
                                     TWO MONTHS |    TEN MONTHS
                                       ENDED    |       ENDED         YEAR ENDED      YEAR ENDED      YEAR ENDED       YEAR ENDED
                                      MARCH 2,  |   DECEMBER 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                        1993    |       1993             1994            1995            1996             1997
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
                                                |
STATEMENT OF OPERATIONS DATA:                   |
Net sales......................     $  15,563   |    $110,384          $131,510         $158,166       $216,868         $299,067
Cost of sales..................         9,088   |      69,871            78,836           94,347        126,013          167,285
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
Gross profit...................         6,475   |      40,513            52,674           63,819         90,855          131,782
Selling, general an                             |
   administrative expenses.....         4,580   |      24,956            29,413           32,393         36,776           39,468
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
Operating income...............         1,895   |      15,557            23,261           31,426         54,079           92,314
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
                                                |
                                                |
Interest expense, net..........        (1,660)  |     (10,930)          (12,838)         (12,635)       (10,619)         (10,551)
Minority interest..............             5   |         209                78             (262)          (310)          (1,598)
Miscellaneous, net.............          (226)  |        (690)             (828)          (1,000)          (906)          (1,355)
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
                                                |
Income before provision for                     |
   income taxes ...............            14   |       4,146             9,673           17,529         42,244           78,810
Provision for income taxes.....            91   |       1,267             1,989            3,599         12,449           25,219
                                    ---------   |   ---------         ---------        ---------      ---------        ---------
                                                |
Net income (loss)..............     $     (77)  |    $  2,879          $  7,684         $ 13,930       $ 29,795         $ 53,591
                                    =========   |   =========         =========        =========      =========        =========
                                                |
                                                |
Basic net income per common                     |
   share(a)....................     $       -   |    $   0.12          $   0.31         $   0.57       $   1.11         $   1.75
                                    =========   |   =========         =========        =========      =========        =========
                                                |
Basic weighted average common                   |
   shares outstanding (a)......        24,600   |      24,600            24,600           24,600         26,891           30,682
                                    =========   |   =========         =========        =========      =========        =========
                                                |
Diluted net income per common                   |
   share (a)...................     $       -   |    $   0.12          $   0.31         $   0.57       $   1.11         $   1.73
                                    =========   |   =========         =========        =========      =========        =========
                                                |
Diluted weighted average common                 |
   shares outstanding (a)........      24,600   |      24,600            24,600           24,600         26,964           31,019
                                    =========   |   =========         =========        =========      =========        =========


                                                                            POST-ACQUISITION
                                                ----------------------------------------------------------------------------------
                                                  DECEMBER 31,      DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      DECEMBER 31,
                                                     1993              1994            1995            1996              1997
                                                --------------    --------------  --------------  --------------   ---------------
BALANCE SHEET DATA (AT PERIOD
END):
Total assets................................     $205,906            $196,909        $191,730       $205,511          $279,433
Long-term debt (including current
   portion and the Promissory Note).........      145,300             126,200         110,600        167,500           173,557
Total stockholders' equity..................       32,879              40,563          54,328          1,355            55,137

                         (Footnotes on following page)

                                  PRE-ACQUISITION                                POST-ACQUISITION
                                  -------------------------------------------------------------------------------------------------
                                     TWO MONTHS  |   TEN MONTHS
                                        ENDED    |     ENDED          YEAR ENDED       YEAR ENDED      YEAR ENDED       YEAR ENDED
                                      MARCH 2,   |  DECEMBER 31,     DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                        1993     |     1993              1994             1995            1996             1997
                                  --------------------------------  ----------------  --------------  ---------------  ------------
                                                 |
OTHER DATA:                                      |
Gross margin (b).................          41.6% |         36.7%           40.1%           40.3%             41.9%         44.1%
Operating margin (b).............          12.2  |         14.1            17.7            19.9              24.9          30.9
EBITDA(c)........................        $2,792  |      $25,156         $30,046         $38,125           $60,547       $99,287
EBITDA margin (c)................          17.9% |         22.8%           22.8%           24.1%             27.9%         33.2%
Capital expenditures.............        $  115  |      $   881         $   788         $   983           $ 5,278       $ 6,176
Amortization of goodwill.........            18  |        1,399           1,771           1,771             1,651         1,702
Cash flows provided by                           |
   operating activities..........         3,462  |        8,842          14,259          19,801            32,583        17,250
Cash flows provided by                           |
   (used for) investing activities         (247) |         (611)          5,036            (989)           (5,875)      (20,290)
Cash flows provided by(used for)                 |
financing activities.............        (2,078) |      (12,143)        (18,810)        (19,367)          (25,947)        4,365


(a) Basic and diluted net income per common share has been computed assuming the conversion of the Company's common stock, prior to the IPO, into Class B
Common Stock as of the beginning of all periods presented and is therefore based upon the weighted average of 24,600,000 shares of common stock outstanding prior to the IPO and in 1996, 30,675,000 shares of common stock outstanding after the IPO. The weighted average of common stock outstanding for 1997 is based on 30,693,332 shares of common stock outstanding. For 1997 and 1996, the only difference between the basic and diluted net income per common share calculation is the dilutive effect of stock options which are included in the diluted net income per common share calculation. For the years 1995 and earlier, there is no difference between the basic and the diluted net income per common share calculation.

(b) Gross margin is defined as gross profit as a percentage of net sales and operating margin is defined as operating income as a percentage of net sales.

(c) EBITDA is defined as earnings before interest expense, net, taxes, extraordinary items, depreciation and amortization and minority interest. The
Company believes that EBITDA is a measure commonly used by analysts, investors and others interested in the cigar industry. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's operating performance. EBITDA should not be considered in isolation or as a substitute for net income or other consolidated statement of operations or cash flows data prepared in accordance with generally accepted accounting principles as a measure of the profitability or liquidity of the Company. EBITDA does not take into account the Company's debt service requirements and other commitments and, accordingly, is not necessarily indicative of amounts that may be available for discretionary uses. EBITDA margin is defined as EBITDA as a percentage of net sales.





ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated
Financial Statements of the Company included elsewhere in this report.

OVERVIEW

         The Company is the largest manufacturer and marketer of cigars sold in the United States in terms of dollar sales, with a 1997 market share of approximately 24% according to the Company's estimates. The Company markets its cigar products under a number of well-known brand names at all price levels and in all segments of the growing cigar market. The Company is also a leading producer of pipe tobacco and is the largest supplier of private label and branded generic pipe tobacco to mass market retailers. In addition, the Company distributes a variety of pipe and cigar smokers' accessories. For the year ended December 31, 1997, cigars accounted for approximately 94% of the Company's net sales.

         The United States cigar industry experienced declining consumption between 1964 and 1993 at a compound annual unit rate of 3.6% (and, with respect to large cigar consumption, at a compound annual unit rate of 5.0%). Recently, cigar smoking has gained popularity in the United States, resulting in a significant increase in consumption and retail sales of cigars, particularly for premium cigars. Management believes that this increase in cigar consumption and retail sales is the result of a number of factors, including: (i) the increase in the number of adults over the age of 50 (a demographic group believed to smoke more cigars than any other demographic segment) and (ii) the emergence of an expanding base of younger affluent adults who have recently started smoking cigars and who tend to smoke premium cigars. The growth in industry retail sales of cigars has outpaced unit growth since 1991 primarily as a result of a combination of increased prices and a shift in the sales mix to more expensive cigars. There can be no assurance that unit consumption and retail sales of cigars will continue to increase in the future. On March 10, 1998 the Company announced that due to a number of factors, including non-recurring timing issues related to retailer/wholesaler inventory imbalances, the excess of historically unknown brands in the marketplace and production problems in the Company's supplier's new facility in Mexico, the Company expects its first quarter 1998 results to show little or no earnings growth compared with the first quarter of 1997 (before an extraordinary charge related to debt refinancing).

         The increased demand for cigars, especially premium cigars, and the shortage of experienced skilled laborers caused the Company's backorders of premium cigars to increase from 4.3 million cigars at December 31, 1995 to 37.0 million cigars at December 31, 1996. Although the demand for premium cigars continued to increase , the substantial increase in backorders of premium cigars experienced by the Company in 1996 was due, in part, to the practice by customers of submitting orders well in excess of required quantities in an attempt to ensure a larger allocation of the Company's premium cigar production. As such, the increase in backorders did not accurately reflect the demand for the Company's premium cigars. Beginning in 1997, the Company established new ordering policies which had the effect of reducing backorders.
As a result of such new ordering policies and an increase in cigar production, the amount of premium cigar backorders decreased to 4.8 million cigars at December 31, 1997. The Company believes the majority of the backorders will be filled by the end of the first quarter of 1998.

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

RESULTS OF OPERATIONS

         The discussion set forth below relates to the consolidated results of operations and financial condition of the Company for the years ended December
31, 1995, 1996 and 1997.




         The following table sets forth certain statement of operations data and the related percentage of net sales (dollars in millions):


                                                                         YEAR ENDED DECEMBER 31,
                                                  -------------------------------------------------------------------
                                                           1995                    1996                     1997
                                                  --------------------     -----------------        -----------------
Net sales...................................       $158.2        100.0%      $216.9    100.0%        $299.1    100.0%
Cost of sales...............................         94.4         59.7        126.0     58.1          167.3     55.9
                                                    -----    ---------     --------     ----         ------     ----
Gross profit................................         63.8         40.3         90.9     41.9          131.8     44.1
Selling, general and administrative
        expenses............................         32.4         20.4         36.8     17.0           39.5     13.2
                                                    -----    ---------     --------     ----         ------     ----
Operating income............................         31.4         19.9         54.1     24.9           92.3     30.9
Interest expense, net.......................         12.6          8.0         10.6      4.9           10.6      3.5
Minority interest and miscellaneous
        expense, net........................          1.3          0.8          1.3      0.6            2.9      1.0
Provision for income taxes..................          3.6          2.3         12.4      5.7           25.2      8.5
                                                    -----    ---------     --------     ----         ------     ----
Net income..................................       $ 13.9          8.8%      $ 29.8     13.7%        $ 53.6     17.9%
                                                    =====    =========     ========     ====         ======     ====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net sales were $299.1 million and $216.9 million in 1997 and 1996, respectively, an increase of $82.2 million or 37.9%. The increase in net sales was primarily due to higher sales of cigars. Cigar sales increased primarily as a result of both a shift in sales mix to higher priced cigars and price increases on certain cigar brands, and, to a lesser extent, an increase in cigar unit volume, particularly in the premium market.

         Gross profit was $131.8 million and $90.9 million in 1997 and 1996, respectively, an increase of $40.9 million or 45.1%. The increase in gross profit for 1997 was due to the increase in sales, partially offset by increases in the costs of raw materials. As a percentage of net sales, gross profit increased to 44.1% in 1997 from 41.9% in 1996, primarily due to the impact of price increases, increased sales of higher margin premium cigars and fixed manufacturing costs spread over increased production volume.

         Selling, general and administrative ("SG&A") expenses were $39.5 million and $36.8 million in 1997 and 1996, respectively, an increase of $2.7 million or 7.3%, primarily due to increased marketing and selling expenses in addition to increased professional fees. As a percentage of net sales, SG&A expenses decreased to 13.2% in 1997 from 17.0% in 1996. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

         Operating income was $92.3 million and $54.1 million in 1997 and 1996, respectively, an increase of $38.2 million or 70.7%. As a percentage of net sales, operating income increased to 30.9% in 1997 from 24.9% in 1996, primarily due to higher gross profit margins and a decrease in SG&A expenses as a percentage of net sales.

         Interest expense, net, was $10.6 million in both 1997 and 1996. Interest expense for 1997 reflects lower average borrowings under the Company's Credit Agreement which was offset by slightly higher interest rates. In addition, the Company had funded the La Flor acquisition in the third quarter through borrowings of approximately $15.0 million under the Credit Agreement.

         The provision for income taxes as a percentage of income before income taxes was 32.0% and 29.5% in 1997 and 1996, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during 1997 partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for 1997 and 1996 reflect provisions for federal income taxes, Puerto Rico tollgate taxes and on Puerto Rico source income, together with state income and franchise taxes.

         As a result of the foregoing, the Company had net income of $53.6 million in 1997, compared to $29.8 million in 1996, an increase of $23.8 million or 79.9%.

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

         SG&A expenses were $36.8 million and $32.4 million in 1996 and 1995, respectively, an increase of $4.4 million or 13.5%, primarily due to increased compensation expense in addition to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses decreased to 17.0% in 1996 from 20.4% in 1995. The decrease was primarily due to SG&A expenses increasing at a lower rate relative to the increase in net sales.

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

LIQUIDITY AND CAPITAL RESOURCES

         Net cash flows from operating activities were $17.2 million, $32.6 million and $19.8 million for 1997, 1996, and 1995, respectively. The decrease in cash flows of $15.4 million between 1997 and 1996 was due primarily to a significant increase in inventories and other working capital requirements, partially offset by an increase in net income. The increase of $12.8 million from 1995 to 1996 was primarily due to an increase in net income partially offset by increased working capital requirements.

         Cash flows used for investing activities were $20.3 million, $5.9 million and $1.0 million for 1997, 1996, and 1995, respectively. Cash flows used for investing activities for 1997 include $14.4 million for the La Flor acquisition. Capital expenditures were $6.2 million, $5.3 million and $1.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. The capital expenditures in 1995 relate primarily to investments in cigar manufacturing equipment which were part of the continual maintenance and upgrading of the Company's manufacturing facilities. The capital expenditures in 1996 and 1997 relate primarily to investments in the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars, including expansion of its existing facilities in the Dominican Republic and Danli, Honduras. In 1996, capital expenditures also included construction, as part of a joint venture, of a new facility in Jamaica. In 1998, the Company plans to continue expanding its facilities in the Dominican Republic and in Santa Rosa, Honduras, as well as to add equipment to other facilities for a total cost of approximately $7.5 million.

         Cash flows provided by financing activities for 1997 were $4.4 million and consisted primarily of net borrowings under the Credit Agreement reduced by payments of the Promissory Note. Cash flows used for financing activities in 1996 and 1995 were $25.9 million and $19.4 million, respectively. Such cash flows were used to make net repayments of borrowings, primarily under the Credit Agreement. In addition, cash flows used for financing activities in 1996 and 1995 were used to pay $12.8 million of dividends to Mafco Consolidated Group during 1996 and a $5.0 million dividend to Mafco Holdings during 1995. In 1996, cash flows included $127.8 million of net proceeds from the IPO, which were immediately paid as a dividend to Mafco Consolidated Group.

         In December 1993 and January 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company received a fixed interest rate averaging 5.8% and paid a variable interest rate equal to the six months London inter-bank offered rate (LIBOR). In October 1997, the Company paid $0.5 million to terminate the swap agreements upon completion of the coupon periods, which ended in December 1997 and January 1998. The termination payment will be amortized over the remaining original term of the swap agreements.

         The Company funded working capital requirements, capital expenditures and debt service requirements through cash flows from operations and borrowings under the Credit Agreement through February 1998. As of December 31, 1997, there was approximately $23.4 million unused and available under the Credit Agreement, after taking into account approximately $0.7 million utilized to support letters of credit.

         On March 2, 1998 the Company entered into a new credit agreement (the "New Credit Agreement") with Chase Manhattan Bank ("Chase") as administrative agent for the lenders. The New Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount not to exceed $140.0 million. The New Credit Agreement was used to satisfy obligations under the Credit Agreement as of March 2, 1998, and will replace it as the source for working capital needs and other general corporate purposes. The Senior Subordinated Notes were redeemed with borrowings under the New Credit Agreement. As of March 2, 1998, there was approximately $13.1 million unused and available under the New Credit Agreement, after taking into account $0.4 million utilized to support letters of credit. The New Credit Agreement requires the Company to maintain certain financial tests including maximum leverage ratios and minimum interest coverage ratios. The New Credit Agreement also contains customary events of default and permits Consolidated Cigar to pay dividends to the Company which include amounts required for the Company to satisfy the payment terms of the Promissory Note.

         On February 11, 1998 the Company's Board of Directors authorized the Company to repurchase from time to time up to 4.0 million shares of the Company's Common Stock at prices deemed by the Company's officers to be advantageous. The Board specified that any such purchase be subject to compliance with applicable law and any credit or other agreements by which the Company may be bound.

         The Company intends to fund working capital requirements, capital expenditures and debt service requirements for the forseeable future through cash flows from operations and borrowings under the New Credit Agreement. See Note G of the Notes to Consolidated Financial Statements of the Company included elsewhere in this report.

YEAR 2000 ISSUE

         The Company is currently working to resolve the potential impact of the Year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The Year 2000 issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000, which could result in miscalculations or system failures. Based on a recent assessment, the Company currently believes that with modifications to existing software and conversions to new software, the Year 2000 issue will not pose significant operational problems. If such modifications and conversions are not made, or are not completed in a timely way, the Year 2000 issue could have a material impact on operations. In addition, formal communications with all significant suppliers and customers have been initiated to determine the extent to which related interfaces with company systems are vulnerable if these third parties fail to remediate their own Year 2000 issues. There can be no assurance that these third-party systems will be converted on a timely basis and that they will not adversely affect the Company's systems.

         The Company will utilize both internal and external resources to complete and test Year 2000 modifications and expects to substantially complete this process by the early part of 1999. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

INFLATION

         The Company has historically been able to pass inflationary increases for raw materials and other costs onto its customers through price increases and anticipates that it will be able to do so in the future.

TAXATION AND REGULATION

EXCISE TAXES

         Cigars and pipe tobacco have long been subject to federal, state and local excise taxes, and such taxes have frequently been increased or proposed to be increased, in some cases significantly, to fund various legislative initiatives. In particular, there have been proposals by the federal government in the past to reform health care through a national program to be funded principally through increases in federal excise taxes on tobacco products. Enactment of significant increases in or new federal, state or local excise taxes would result in decreased unit sales of cigars and pipe tobacco, which would have a material adverse effect on the Company's business. In 1997 Congress passed federal excise tax increases amounting to 41.7% effective January 1, 2000 with an additional increase of 14.7% scheduled for January 1, 2002. The Company does not believe these increases will have a material adverse effect on the business.

POSSESSIONS TAX CREDIT

         Prior to December 31, 1993, income earned by the Company from its Puerto Rico operations was subject to the provisions of Section 936 of the Internal Revenue Code of 1986, as amended (the "Code"). Section 936 of the Code allowed for a "possessions tax credit" against United States federal income tax for the amount of United States federal income tax attributable to the Puerto Rico taxable earnings. As part of the Omnibus Budget Reconciliation Act of 1993, for the years after December 31, 1993, the possessions tax credit has been limited based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation (the "Current Limitation"). The Company believes that it qualified for the possessions tax credit during 1997 and all prior years. The Company expects that it will continue to qualify for the possessions tax credit for every year that such credit is available in such amounts to offset the majority of any United States federal income tax related thereto, but eligibility and the amounts of the credit will depend on the facts and circumstances of the Company's Puerto Rico operations during each of the taxable years subsequent to 1997. Failure to receive the possessions tax credit attributable to the Company's Puerto Rico operations would have a material adverse effect on the Company.

         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, the possessions tax credit allowed by Section 936 of the Code, was repealed subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning after December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the Current Limitation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). Alternatively, the Company may elect to use as its Income Limitation, the annualized amount of its possession business income for the first 10 months of calendar year 1995. For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 1, 2006, to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.

PUERTO RICO TAX EXEMPTION

         Pursuant to a grant of industrial tax exemption which expires in 2002, income earned by Congar International Corporation from the manufacture of cigars in Puerto Rico enjoys a 90% income tax exemption from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate for such income of approximately 4.5% under current tax rates. Funds repatriated to the Company are subject to a maximum Puerto Rican tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods. There can be no assurance that the Puerto Rico tax exemption will not be limited or eliminated in the future. Any significant limitation on or elimination of the Puerto Rico tax exemption would have a material adverse effect on the Company. See Note I of the Notes to Consolidated Financial Statements of the Company included elsewhere in this report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Registrant's Consolidated Financial Statements and Notes to Consolidated Financial Statements, and the report of Ernst & Young LLP, independent certified public accountants, with respect thereto, referred to in the Index to Consolidated Financial Statements and Financial Statement Schedules of the Registrant contained in Item 14(a), appear on pages F-1 through F-26 of this Form 10-K and are incorporated herein by reference thereto. Information required by schedules called for under Regulation S-X is either not applicable or is included in the Consolidated Financial Statements or Notes thereto.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

         The information required by Part III, Items 10 through 13, of Form 10-K is incorporated by reference from the registrant's definitive proxy statement for its 1998 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A no later than 120 days following the end of the fiscal year reported upon.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      (1) and (2)  Financial Statements and Schedules

                  See List of Financial Statements and Schedules which appears on page F-1 herein.

                 3) Exhibits

EXHIBIT
  NO.           DESCRIPTION
  ---           -----------

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

  10.1(a) Guarantee and Security Agreement, dated as of March 3, 1993, between the Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference from Exhibit 10.16(a) to Registrant's Registration Statement on Form S-1 (Registration No. 333-6819)).

  10.1(b) First Amendment to Guarantee and Security Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 10.16(b) to Registrant's Registration Statement on Form S-1 (Registration No. 333-6819)).

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

  10.13 Employment Agreement, dated July 1, 1995, Consolidated Cigar Corporation and Denis F. McQuillen (incorporated by reference from Exhibit 10.7 to Consolidated Cigar Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                1995).

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

  *10.16 Credit Agreement between Consolidated Cigar Corporation and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranger, Nationsbank, N.A., as Documentation Agent and Credit Suisse First Boston, as Syndication Agent, dated as of March 2, 1998.

  *10.17 Preamble to the Consolidated Cigar Corporation Retirement Plan, dated as of December 19, 1997.

  *21.1         Subsidiaries of the Registrant.

  *24.1         Powers of Attorney

  *27.0         Financial Data Schedule




-------------------
*    Filed herewith

         (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                  SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CONSOLIDATED CIGAR HOLDINGS INC.


      March 26, 1998                        By: /s/ Gary R. Ellis
      --------------                           -------------------------------
          Date                                 Gary R. Ellis
                                               Senior Vice President and Chief
                                               Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Name                                                 TITLE                                              DATE
               ----                                                 -----                                              ----
                   *                        Director                                                            March 26, 1998
-------------------------------------
     Ronald O. Perelman
                   *                        Director                                                            March 26, 1998
-------------------------------------
     Howard Gittis

                   *                        Director                                                            March 26, 1998
-------------------------------------
     Philip E. Beekman

                   *                        Director                                                            March 26, 1998
-------------------------------------
     Michael J. Fuchs

                   *                        Director                                                            March 26, 1998
-------------------------------------
     Robert Sargent Shriver III

  /s/ Theo W. Folz                          Chairman of the Board of Directors, President and                   March 26, 1998
------------------------------------        Chief Executive Officer  (Principal Executive Officer)
     Theo W. Folz


  /s/ Gary R. Ellis
------------------------------------        Senior Vice President and Chief Financial Officer                   March 26, 1998
     Gary R. Ellis                          (Principal Financial Officer)


  /s/ James M. Parnofiello                  Vice President and Controller                                       March 26, 1998
------------------------------------         (Principal Accounting Officer)
     James M. Parnofiello

         *Gary R. Ellis, by signing his name hereto, does hereby execute this report on behalf of the directors and officers of the Registrant indicated above by asterisks, pursuant to powers of attorney duly executed by such directors and officers and filed as exhibits to this report.

                                                         By: /s/ Gary R. Ellis
                                                           --------------------
                                                             Gary R. Ellis
                                                              Attorney-in-fact

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                          Pages
AUDITED CONSOLIDATED FINANCIAL STATEMENTS                                 -----


     Report of Independent Certified Public Accountants...................  F-2

     Consolidated Balance Sheets as of December 31, 1996 and 1997.........  F-3

     Consolidated Statements of Operations
         for the years ended December 31, 1995, 1996 and 1997.............  F-5


     Consolidated Statements of Stockholders' Equity
         for the years ended December 31, 1995, 1996 and 1997.............  F-6


     Consolidated Statements of Cash Flows
         for the years ended December 31, 1995, 1996 and 1997.............  F-7

     Notes to Consolidated Financial Statements...........................  F-9




              The following financial statements schedules of Consolidated Cigar Holdings Inc. are included in Item 14(d):

         Schedule I - Condensed Financial Information of Registrant....... F-23

         Schedule II - Valuation and Qualifying Accounts.................. F-26



     All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS





The Board of Directors and Stockholders
 Consolidated Cigar Holdings Inc.


         We have audited the accompanying consolidated balance sheets of Consolidated Cigar Holdings Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1997 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.


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


         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996 and 1997, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth herein.


Miami, Florida
February 4, 1998, except for Note G (e), as to which the date is March 2, 1998

                                             /S/ ERNST & YOUNG LLP
                                             ---------------------
                                             ERNST & YOUNG LLP

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                      December 31,         December 31,
                                                                          1996                 1997
                                                                   -------------------  --------------------

                     ASSETS
Current assets:
  Cash and cash equivalents                                                 $   1,906             $   3,231
  Accounts receivable, less allowances
   of $5,604 and $6,008, respectively                                          19,498                24,969
  Inventories                                                                  45,957                88,945
  Deferred taxes                                                                3,914                 4,187
  Prepaid and other                                                             1,677                13,220
                                                                   -------------------  --------------------
Total current assets                                                           72,952               134,552

Property, plant and equipment, net                                             37,224                39,511

Trademarks, less accumulated amortization
 of $3,319 and $4,190, respectively                                            31,155                30,876
Goodwill, less accumulated amortization
 of $6,593 and $8,295, respectively                                            59,723                70,590
Other intangibles and assets, less accumulated
 amortization of $3,406 and $4,359, respectively                                4,457                 3,904
                                                                   -------------------  --------------------
Total assets                                                                $ 205,511             $ 279,433
                                                                   ===================  ====================





                See notes to consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                                                 December 31,         December 31,
                                                                                     1996                 1997
                                                                              -------------------  --------------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of promissory note due to affiliate                                   $ 10,000              $ 10,000
  Current portion of long-term debt                                                            -                   657
  Accounts payable                                                                         7,197                13,704
  Accrued expenses and other                                                              21,812                18,440
                                                                              -------------------  --------------------
Total current liabilities                                                                 39,009                42,801

Long-term debt due to third parties                                                       97,500               112,900
Promissory note due to affiliate                                                          60,000                50,000
Deferred taxes                                                                             5,851                13,810
Other liabilities                                                                          1,796                 4,785
                                                                              -------------------  --------------------
Total liabilities                                                                        204,156               224,296
                                                                              -------------------  --------------------

Commitments and contingencies

Stockholders' equity:
  Preferred stock, par value $0.01 per share, 20,000,000 shares
    authorized, no shares issued and outstanding                                               -                     -
  Class A Common Stock, par value $0.01 per share; 300,000,000
   shares authorized, 6,075,000 and 11,093,332 shares issued and                                                     -
   outstanding, respectively                                                                  61                   111
  Class B Common Stock, par value $0.01 per share; 250,000,000 shares authorized, 24,600,000 and 19,600,000 shares issued and
   outstanding, respectively                                                                 246                   196

  Capital deficiency                                                                     (13,314)              (13,123)
  Retained earnings                                                                       14,362                67,953
                                                                              -------------------  --------------------
Total stockholders' equity                                                                 1,355                55,137
                                                                              -------------------  --------------------
Total liabilities and stockholders' equity                                             $ 205,511             $ 279,433
                                                                              ===================  ====================


                  See notes to consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (Dollars in thousands, except per share data)

                                                                     Year Ended            Year Ended           Year Ended
                                                                    December 31,          December 31,         December 31,
                                                                        1995                  1996                 1997
                                                                 --------------------  -------------------  ---------------------
Net sales                                                                 $  158,166           $  216,868            $  299,067
Cost of sales                                                                 94,347              126,013               167,285
                                                                 --------------------  -------------------  --------------------

Gross profit                                                                  63,819               90,855               131,782

Selling, general
 and administrative expenses                                                  32,393               36,776                39,468
                                                                 --------------------  -------------------  --------------------
Operating income                                                              31,426               54,079                92,314
                                                                 --------------------  -------------------  --------------------

Other expenses:
 Interest expense, net                                                       (12,635)             (10,619)              (10,551)
 Minority interest                                                              (262)                (310)               (1,598)
 Miscellaneous, net                                                           (1,000)                (906)               (1,355)

                                                                 --------------------  -------------------  --------------------
                                                                             (13,897)             (11,835)              (13,504)
                                                                 --------------------  -------------------  --------------------

Income before provision
 for income taxes                                                             17,529               42,244                78,810

Provision for income taxes                                                     3,599               12,449                25,219
                                                                 --------------------  -------------------  --------------------
Net income                                                                $   13,930           $   29,795            $   53,591
                                                                 ====================  ===================  ====================

Basic net income per common share                                         $     0.57           $     1.11            $     1.75
                                                                 ====================  ===================  ====================
Basic weighted average common
 shares outstanding                                                       24,600,000           26,890,574            30,681,926
                                                                 ====================  ===================  ====================


Diluted net income per common share                                       $     0.57           $     1.11            $     1.73
                                                                 ====================  ===================  ====================
Diluted weighted average common
 shares outstanding                                                       24,600,000           26,963,752            31,018,727
                                                                 ====================  ===================  ====================


                See notes to consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)

                                                                                     Additional
                                                                                       Paid-in
                                                        Class A       Class B          Capital
                                          Common        Common         Common         (Capital         Retained
                                          Stock          Stock         Stock         Deficiency)       Earnings         Total
                                          ----------  ------------  -------------  ----------------  -------------  --------------

Balance at December 31, 1994                    $ 1          $  -           $  -         $  29,999       $ 10,563        $ 40,563

Net income for the year                                                                                    13,930          13,930

Cash dividends paid                               -             -              -                 -         (5,000)         (5,000)

Contribution to capital by parent                 -             -              -             4,835              -           4,835
                                          ----------  ------------  -------------  ----------------  -------------  --------------

Balance at December 31, 1995                      1             -              -            34,834         19,493          54,328
                                          ----------  ------------  -------------  ----------------  -------------  --------------


Net income for the year                                                                                    29,795          29,795

Promissory note dividend                          -             -              -           (47,842)       (22,158)        (70,000)

Net proceeds from initial public offering        (1)           61            246           127,503              -         127,809

Cash dividends paid                               -             -              -          (127,809)       (12,768)       (140,577)
                                          ----------  ------------  -------------  ----------------  -------------  --------------

Balance at December 31, 1996                      -            61            246           (13,314)        14,362           1,355
                                          ----------  ------------  -------------  ----------------  -------------  --------------


Net income for the year                           -             -              -                 -         53,591          53,591

Exercise of stock options                         -             -              -               480              -             480

Secondary public offering and retirement
 of Class B Common Stock sold                     -            50            (50)                -              -               -

Assumption of pension
 liability from parent                            -             -              -              (289)             -            (289)
                                          ----------  ------------  -------------  ----------------  -------------  --------------

Balance at December 31, 1997                    $ -          $111           $196         $ (13,123)      $ 67,953        $ 55,137
                                          ==========  ============  =============  ================  =============  ==============


                See notes to consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                     Year Ended            Year Ended           Year Ended
                                                                    December 31,          December 31,         December 31,
                                                                        1995                  1996                 1997
                                                                 --------------------  -------------------  --------------------
Cash flows from operating activities:

  Net income                                                                $ 13,930             $ 29,795              $ 53,591

  Adjustments to reconcile net income
   to net cash provided by
   operating activities:

    Depreciation and amortization                                              7,699                7,357                 7,906
    Deferred income                                                             (205)                (177)                 (160)
    Changes in assets and liabilities
     net of acquisitions:
      Increase in:
       Accounts receivable                                                    (1,971)              (4,615)               (4,597)
       Inventories                                                            (1,148)              (6,935)              (39,588)
       Deferred taxes and other                                               (1,367)              (1,762)              (11,931)
      Increase (decrease) in:
       Accounts payable                                                         (276)               3,400                 5,841
       Accrued expenses and
        other liabilities                                                      3,139                5,520                 6,188
                                                                 --------------------  -------------------  --------------------
Net cash provided by operating activities                                     19,801               32,583                17,250
                                                                 --------------------  -------------------  --------------------

Cash flows used for investing activities:
  Capital expenditures                                                          (983)              (5,278)               (6,176)
  Acquisition, net of cash acquired                                                -                    -               (14,420)
  Investment in joint venture                                                      -                 (482)                    -
  Decrease (increase) in other assets                                             (6)                (115)                  306
                                                                 --------------------  -------------------  --------------------

Net cash used for investing activities                                          (989)              (5,875)              (20,290)
                                                                 --------------------  -------------------  --------------------


                See notes to consolidated financial statements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS - (Continued)
                             (Dollars in thousands)

                                                                     Year Ended            Year Ended           Year Ended
                                                                    December 31,          December 31,         December 31,
                                                                        1995                  1996                 1997
                                                                 --------------------  -------------------  --------------------
Cash flows provided by (used for) financing activities:
  Net proceeds from initial public offering                                $       -            $ 127,809             $       -
  Exercise of stock options                                                        -                    -                   480
  Borrowings (repayment) of revolving loan, net                              (15,600)             (13,100)               15,565
  Cash dividends paid                                                         (5,000)            (140,577)                    -
  Due to affiliates and other borrowings, net                                  1,233                  (79)              (11,680)
                                                                 --------------------  -------------------  --------------------
Net cash provided by
 (used for) financing activities                                             (19,367)             (25,947)                4,365
                                                                 --------------------  -------------------  --------------------

Increase (decrease) in cash and
 cash equivalents                                                               (555)                 761                 1,325

Cash and cash equivalents,
 beginning of period                                                           1,700                1,145                 1,906
                                                                 --------------------  -------------------  --------------------
Cash and cash equivalents, end of period                                   $   1,145            $   1,906             $   3,231
                                                                 ====================  ===================  ====================


Supplemental disclosures of cash flow information:

  Interest paid during the period                                          $  13,067            $  10,927             $  10,818
  Income taxes paid during the period                                          1,477               12,676                26,515




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


         On August 21, 1996, the Company completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group Inc. ("Mafco Consolidated Group"). Simultaneously with the IPO each of the Company's then outstanding shares of common stock was converted into 24,600 shares of the newly created Class B Common Stock which totaled 24,600,000 shares. On March 20, 1997 the Company completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company to approximately 63.9%. The Company did not receive any of the proceeds from the Offering. As a result of Mafco Consolidated Group's ownership decreasing below 80%, the Company is no longer subject to the consolidated tax return provisions of the Tax Sharing Agreement with Mafco Consolidated Group and as such, has begun paying taxes directly to the federal government and will be filing tax returns on a separate company basis.


         Since July 9, 1997 Mafco Consolidated Group has been a wholly owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings") which is owned by Ronald
O. Perelman. Prior to that date Mafco Holdings held an 85% ownership interest in Mafco Consolidated Group.


NOTE B -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS

         The Company operates principally in one segment, manufacturing, distributing, and selling cigars in all sections of the industry. The Company also manufactures smoking tobaccos for sale under its own brand names, in bulk to tobacconists as well as private label brands for chain stores and wholesale distributors.

PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of the Company and its majority and wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


CASH AND CASH EQUIVALENTS

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

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

GOODWILL

         Goodwill represents the excess of cost over fair value of net assets acquired resulting from the Mafco Holdings acquisition of Consolidated Cigar in 1993 (the "1993 Acquisition") and all subsequent acquisitions. Goodwill is amortized over 40 years on a straight-line basis which is consistent with industry practice. The Company's accounting policy regarding the assessment of the recoverability of the carrying value of goodwill and other intangibles is to review the carrying value of goodwill and other intangibles if the facts and circumstances suggest that they may be impaired. If this review indicates that goodwill and other intangibles will not be recoverable, as determined based on the undiscounted future cash flows of the Company, the carrying value of goodwill and other intangibles will be reduced to their estimated fair value.


IMPAIRMENT OF LONG-LIVED ASSETS

         In 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The adoption of SFAS 121 has not impacted the operating results of the Company.

REVENUE RECOGNITION

         Revenue is recognized from product sales upon shipment. Allowances for sales returns, customer incentive programs and promotions are recorded at the time of sale.

ADVERTISING

         The Company expenses advertising costs as incurred. Amounts charged to advertising expense were $1.2 million, $2.5 million, and $3.7 million for the years ended December 31, 1995, 1996 and 1997, respectively.

NET INCOME PER COMMON SHARE

         In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share ("EPS") with basic and diluted EPS. Unlike primary EPS, basic EPS will typically be higher than primary EPS due to the exclusion of any dilutive effects of stock options from the calculation. Diluted EPS is very similar to the previously reported fully diluted EPS. EPS amounts for all periods presented have been restated to conform with SFAS 128. For the years ended December 31, 1996 and 1997, the only difference between the basic and diluted EPS calculation is the dilutive impact of stock options which are included in the diluted EPS calculations. For the year ended December 31, 1995, there is no difference between the basic and diluted EPS calculation.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INTEREST RATE SWAPS

         The Company entered into interest rate swap agreements to modify the interest characteristics of its outstanding debt from a fixed to a floating rate basis. These agreements involve the receipt of fixed rate amounts in exchange for floating rate interest payments over the life of the agreement without an exchange of the underlying principal amount. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense related to the debt. The related amount payable to or receivable from counterparties is included in accrued expenses. The swap agreements were terminated in October 1997 and the termination payment is being amortized over the remaining original term of the swap agreement, (see Note G). To the extent previous interest rate swap agreements have been terminated, the resulting gain is being recognized over the remaining original life of the terminated agreements.


STOCK-BASED COMPENSATION

         In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 123 encourages, but does not require, companies to record compensation plans at fair value. The Company has chosen, in accordance with provisions of SFAS 123, to apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued Employees" ("APB 25") for its stock plan. Under APB 25, because the exercise price of the Company's stock options were not less than the market price of the underlying stock on the date of grant, no compensation expense was recognized.

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

NEW ACCOUNTING PRONOUNCEMENTS

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. SFAS No. 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is in the process of evaluating the disclosure requirements but believes that it operates solely in one segment. The adoption of SFAS No. 131 will have no impact on the Company's consolidated statement of income, financial condition or cash flows.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

         Certain reclassifications of prior year amounts have been made to conform to the 1997 financial statement presentation.

NOTE C - ACQUISITION

         On August 26, 1997, the Company entered into a stock purchase agreement with certain shareholders of Fabrica de Tabacos La Flor de Copan, S.A., a Honduran corporation ("La Flor"), to acquire 75% of La Flor's outstanding capital stock for $14.4 million, net of cash acquired. La Flor is a manufacturer of handmade premium cigars located in Santa Rosa, Honduras. The acquisition was accounted for utilizing the purchase method with the purchase price allocated to tangible and intangible assets acquired and liabilities assumed based upon initial fair value estimates. The excess cost over the fair value of the net assets acquired resulted in $12.6 million recorded as goodwill. The consolidated financial statements include the operating results of La Flor from the date of the acquisition. Pro forma results of operations reflecting the La Flor acquisition have not been presented because the effect of this acquisition was not significant.

NOTE D - INVENTORIES

         The components of inventories are as follows:

                                                                DECEMBER 31,                      DECEMBER 31,
                                                                    1996                              1997
                                                            ---------------------             ----------------------
                                                                                (IN THOUSANDS)
          Raw materials and supplies....................           $34,469                            $61,764
          Work in process...............................             1,974                              3,977
          Finished goods................................             9,514                             23,204
                                                                   -------                            -------
                                                                   $45,957                            $88,945
                                                                   =======                            =======


NOTE E -- PROPERTY, PLANT AND EQUIPMENT, NET

         The components of property, plant and equipment are as follows:

                                                                DECEMBER 31,                      DECEMBER 31,
                                                                    1996                               1997
                                                            ---------------------             ----------------------
                                                                                (IN THOUSANDS)
          Land..........................................           $ 1,884                           $  1,958
          Buildings.....................................            14,140                             15,172
          Machinery and equipment.......................            33,188                             37,565
          Leasehold improvements........................               361                              1,096
          Furniture and fixtures........................             1,573                              1,921
                                                                     -----                              -----

                                                                    51,146                             57,712
          Accumulated depreciation......................          ( 13,922)                          ( 18,201)
                                                                   -------                           --------
                                                                   $37,224                           $ 39,511
                                                                   =======                           ========

         Depreciation expense was $3.6 million for 1995, $3.9 million for 1996 and $4.4 million for 1997.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE F - ACCRUED EXPENSES

         Included in accrued expenses are the following:

                                                                        DECEMBER 31,                      DECEMBER 31,
                                                                            1996                              1997
                                                                    ---------------------             ----------------------
                                                                                        (IN THOUSANDS)
                 Employee benefits and other compensation.........         $10,126                           $ 9,403
                 Interest.........................................           3,388                             3,175
                 Promotional......................................           1,281                             1,257
                 Taxes............................................           1,849                             1,734
                 Other............................................           5,168                             2,871
                                                                           -------                           -------
                                                                           $21,812                           $18,440
                                                                           =======                           =======

NOTE G - LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                        DECEMBER 31,                      DECEMBER 31,
                                                                            1996                              1997
                                                                    ---------------------             ----------------------
                                                                                          (IN THOUSANDS)
                 Bank borrowings (a)..............................       $    7,500                        $  25,800
                 Senior Subordinated Notes (b)....................           90,000                           87,100
                 Promissory note (c)..............................           70,000                           60,000
                 Other long term indebtedness (d).................                -                              657
                                                                         ----------                        ---------
                                                                            167,500                          173,557
                 Less amounts payable within one year.............        (  10,000)                       (  10,657)
                                                                          ---------                        ---------
                                                                           $157,500                         $162,900
                                                                           ========                         ========

         (a) Represents borrowings under a credit agreement (the "Credit Agreement") with The Chase Manhattan Bank, N.A. The maximum borrowings under the Credit Agreement, as amended, at the end of December 31, 1997 and through maturity were $49.9 million. Outstanding letters of credit of approximately $0.7 million reduced the available borrowings under the Credit Agreement at December 31, 1997. The Credit Agreement was replaced by the New Credit Agreement (herein after defined) as described in (e) of this Note.

         (b) Represents the balance of $90.0 million in principal amount of 10 1/2% Senior Subordinated Notes Due 2003 (the "Senior Subordinated Notes") issued in connection with the 1993 Acquisition. On January 30, 1998, holders were notified that all of the outstanding Senior Subordinated Notes have been called for redemption on March 2, 1998 at a price of 103% of the principal amount thereof together with accrued interest. The redemption of the Senior Subordinated Notes was financed by the New Credit Agreement as described in (e) of this Note. In connection with the redemption of the Senior Subordinated Notes, a $3.2 million extraordinary loss, net of tax, was recorded in the first quarter of 1998.

         (c) Represents a non-interest bearing promissory note issued in connection with the IPO as a dividend in an original principal amount of $70.0 million (the "Promissory Note") to Mafco Consolidated Group. The Promissory Note is payable in quarterly installments of $2.5 million, beginning March 31, 1997 with the final installment payable on December 31, 2003.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE G -- LONG-TERM DEBT (CONTINUED)


         (d) Represents unsecured borrowings with a Honduran bank. The average interest rate for the borrowings was 13.4% at December 31, 1997 and have maturity dates through December, 1998.


         (e) The Company entered into a credit agreement (the "New Credit Agreement") dated March 2, 1998 among several financial institutions, with Chase as administrative agent. The New Credit Agreement provides for an unsecured revolving credit facility in an aggregate principal amount outstanding at any time not to exceed $140.0 million. The New Credit Agreement financed the redemption of the Senior Subordinated Notes and will finance the working capital needs of the Company and its subsidiaries as well as for other general corporate purposes. The closing date of the New Credit Agreement was concurrent with the redemption of the Senior Subordinated Notes on March 2, 1998. The New Credit Agreement matures on March 3, 2003 and has no amortization requirements. The New Credit Agreement is guaranteed by the Company and by all of the domestic subsidiaries of Consolidated Cigar. The guarantee by the Company is secured by a pledge of all the outstanding stock of Consolidated Cigar.

              The New Credit Agreement's initial interest payment rates available at the option of Consolidated Cigar are Base Rate Loans at the Prime rate and Eurodollar Loans at the Eurodollar rate plus 3/4%. The Eurodollar rate is subject to change resulting from changes in the leverage ratio, as defined in the New Credit Agreement. The average interest rate under the New Credit Agreement was approximately 6.5% at March 2, 1998.

              The New Credit Agreement contains covenants which govern, among other things, the ability to incur indebtedness, pay dividends, incur lease rental obligations, dispose of assets and to make investments, loans and advances. The New Credit Agreement also requires Consolidated Cigar to satisfy certain financial tests related to maximum leverage ratios and minimum interest coverage ratios. The New Credit Agreement also contains customary events of default and permits Consolidated Cigar to pay dividends and make distributions to the Company which include amounts required for the Company to satisfy principal payments of the Promissory Note as well as pay franchise and similar taxes to maintain its corporate existence and other expenses incidental to being a public reporting, but non-operating company.


         The scheduled repayments of long-term debt for the next five years based on the outstanding balances at March 2, 1998 would only include the $10.0 million annual installments owed under the terms of the Promissory Note and $0.7 million in 1998 which represents short-term unsecured borrowings.


         The fair value of the Company's long-term debt at December 31, 1997 is estimated based on the quoted market prices for the same issues or on the current rates offered to the Company for debt of the same remaining maturities. The estimated fair value of long-term debt was approximately $2.6 million more than the carrying value of $173.6 million, which represented the market price on the Senior Subordinated Notes which have been redeemed. The estimated fair value of the bank borrowings under the Credit Agreement approximated its carrying value.


         Because judgment is required in interpreting market data to develop estimates of fair value, the estimates are not necessarily indicative of the amounts that could be realized or would be paid in a current market exchange. The effect of using different market assumptions or estimation methodologies may be material to the estimated fair value amounts.

         In December 1993 and January 1994, the Company entered into two five-year interest rate swap agreements in an aggregate notional amount of $85.0 million. Under the terms of the agreements, the Company received a fixed interest rate averaging 5.8% and paid a variable interest rate equal to the six month London inter-bank offered rate (LIBOR). In October 1997, the Company paid $0.5 million to terminate the swap agreements upon completion of their coupon periods, which ended in December 1997 and January 1998. The termination payment will be amortized over the remaining original term of the swap agreements.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE H -- COMMITMENTS AND CONTINGENCIES

         The Company rents facilities and equipment under operating lease agreements which expire at various dates through 2008. Net rental expense under operating leases was $1.8 million for the year ended December 31, 1995, $1.9 million for the year ended December 31, 1996, and $2.5 million for the year ended December 31, 1997.

Future minimum rental commitments on a cash basis for all noncancellable operating leases are as follows:

     YEAR ENDING
     DECEMBER 31,                                                (IN THOUSANDS)
     ------------                                                --------------
        1998................................................       $1,292
        1999................................................        1,121
        2000................................................          544
        2001................................................          178
        2002................................................          178
        2003 and thereafter.................................          171


         Additional commitments exist resulting from contracts to purchase tobacco from various suppliers. At the end of fiscal 1997, outstanding contracts to purchase tobacco amounted to $4.5 million which were all U.S. dollar obligations.

         The Company is a party to various pending legal actions. In the opinion of management, based upon the advice of its outside counsel, the liability, if any, from all pending litigation will not materially affect the Company's consolidated financial position or results of operations.

NOTE I -- INCOME TAXES

         The Company, Consolidated Cigar and Mafco Consolidated Group have been, for federal income tax purposes, members of an affiliated group of corporations of which Mafco Holdings is the common parent (the "Tax Group"). As a result of such affiliation, the Company, Consolidated Cigar, and Mafco Consolidated Group have been included in the consolidated federal income tax returns and, to the extent permitted by applicable law, included in combined state or local income tax returns filed on behalf of the Tax Group. Pursuant to a tax sharing agreement among the Company, Consolidated Cigar, and Mafco Consolidated Group and a tax sharing agreement between Mafco Consolidated Group and Mafco Holdings (collectively, the "Tax Sharing Agreements"), the Company has been required to pay to Mafco Holdings or Mafco Consolidated Group with respect to each taxable year an amount equal to the consolidated federal and state and local income taxes that would have been incurred by the Company had it not been included in the consolidated federal and any combined state or local income tax returns filed by the Tax Group. Pursuant to the Tax Sharing Agreements, tax carry-forward losses that arose prior to the 1993 Acquisition were not available to the Company on a go-forward basis. The Company had generated U.S. tax net operating loss carry-forwards of $2.9 million subsequent to the 1993 Acquisition, which were completely utilized during 1994 and 1995. The net amounts paid by the Company under the Tax Sharing Agreement during the years ended December 31, 1995, 1996, and 1997 were approximately $0.4 million, $9.8 million and $4.4 million, respectively. As a result of the completion of the Offering, the Company will no longer be included in the Tax Group's consolidated tax returns and will instead, file its own tax returns and pay its own taxes on a separate company basis beginning with fiscal 1997.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- INCOME TAXES (CONTINUED)


         The provision (benefit) for income taxes consists of the following:

                                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                  1995              1996                1997
                                                              ------------      ------------       ------------
                                                                                (IN THOUSANDS)
          Current:
                Federal...................................      $ 1,880          $  9,286            $14,474
                State.....................................          423             1,547              2,182
                Foreign...................................        1,292             1,826              2,191
                                                                -------          --------            -------
                                                                  3,595            12,659             18,847
                                                                -------          --------            -------
          Deferred:
                Federal...................................         (600)             (986)             5,325
                State.....................................           --              (165)               (43)
                Foreign...................................          604               941              1,090
                                                                -------          --------            -------
                                                                      4              (210)             6,372
                                                                -------          --------            -------
                                                                 $3,599           $12,449            $25,219
                                                                 ======           =======            =======

         The approximate effect of the temporary differences that gave rise to deferred tax balances were as follows:

                                                                     YEAR ENDED                YEAR ENDED
                                                                    DECEMBER 31,              DECEMBER 31,
                                                                        1996                       1997
                                                                    ------------              ------------
                                                                                (IN THOUSANDS)
          Deferred tax assets:
                Accounts receivable.....................                $1,930                  $  2,086
                Accrued expenses........................                 1,875                     2,112
                Other...................................                 1,365                     1,534
                                                                        ------                  --------
                    Total deferred tax asset............                 5,170                     5,732
                                                                        ------                  --------

          Deferred tax liabilities:
                Property, plant and equipment...........                 3,318                     3,296
                Unremitted earnings.....................                 2,520                    10,368
                Other...................................                    13                       146
                                                                       -------                 ---------
                    Total deferred tax liability........                 5,851                    13,810
                                                                       -------                 ---------
                    Net deferred tax liability..........                $  681                  $  8,078
                                                                       =======                 =========

         The net deferred tax liability as of the year ended December 31, 1997 relates mainly to temporary differences attributable to the Company's foreign subsidiaries. In connection with the La Flor acquisition, a net deferred tax liability of $1.2 million was recorded with a charge to goodwill primarily relating to undistributed retained earnings at the acquisition date. The net deferred tax liability as of December 31, 1997 and 1996, respectively, also includes temporary differences of the Company's Puerto Rico subsidiary, which is not consolidated for federal income tax purposes. This represents the temporary difference attributable to property, plant and equipment at Puerto Rico's effective local tax and toll gate tax rate. The net deferred tax liability as of the year ended December 31, 1996 mainly represents the temporary difference attributable to the Company's Puerto Rico subsidiary.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- INCOME TAXES (CONTINUED)

         A reconciliation of the statutory U.S. income tax rate and the effective income tax rate is as follows:

                                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                  1995              1996                1997
                                                              ------------      ------------       ------------
                                                                               (IN THOUSANDS)
          Statutory rate................................         $6,135            $14,785           $27,584
          Realization of valuation reserve..............           (600)                --                --
          Foreign income not subject
            to statutory tax rate.......................         (2,765)            (3,818)           (4,351)
          State income taxes, net.......................            275                898             1,390
          Non-deductible amortization...................            620                578               596
          Other.........................................            (66)                 6                --
                                                                 ------            -------           -------
                                                                 $3,599            $12,449           $25,219
                                                                 ======            =======           =======

         The domestic and foreign components of income before income taxes are as follows:

                                                               YEAR ENDED        YEAR ENDED         YEAR ENDED
                                                              DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                                 1995              1996                1997
                                                              ------------      ------------       ------------
                                                                             (IN THOUSANDS)
          United States................................        $    66            $16,132           $35,651
          Foreign......................................         17,463             26,112            43,159
                                                               -------            -------           -------
                                                               $17,529            $42,244           $78,810
                                                               =======            =======           =======

         Foreign income primarily consists of Puerto Rico and Dominican Republic income. Pursuant to a grant of industrial tax exemption which expires in 2002, 90% of the income earned from the manufacture of cigars in Puerto Rico is tax exempt from Puerto Rican income taxes. The remaining 10% of such income is taxed at a maximum surtax rate of 45%, resulting in an effective income tax rate of approximately 4.5%. The benefit to the Company amounted to approximately $5.1 million for the year ended December 31, 1995, $7.4 million for the year ended December 31, 1996, and $9.2 million for the year ended December 31, 1997.

         Funds repatriated to the Company from its Puerto Rico subsidiary are subject to a maximum Puerto Rico tollgate tax of 10%. Legislation enacted in Puerto Rico in 1993 included a provision for prepaying a portion of these tollgate taxes effective for the 1993 fiscal year and subsequent periods.

         The Company manufactures cigars in the Dominican Republic pursuant to a 100% exemption from Dominican Republic income taxes which expires in 2010.

         Income earned from Puerto Rico operations is generally exempt from federal income tax. Section 936 of the Internal Revenue Code allows a "possessions tax credit" against U.S. income tax attributable to the Puerto Rico taxable earnings. As part of OBRA 1993, the Internal Revenue Service has limited this exemption based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation. The Company believes that it qualified for the possessions tax credit during each of the fiscal years ended 1995, 1996 and 1997.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I -- INCOME TAXES (CONTINUED)


         On August 20, 1996, the Small Business Job Protection Act of 1996 (the "SBJPA") was enacted into law. Under the SBJPA, the possessions tax credit allowed by Section 936 of the Internal Revenue Code was repealed, subject to special grandfather rules for which the Company would be eligible, provided that the Company does not add a "substantial new line of business." Under the grandfather rules, for the Company's taxable years beginning December 31, 2001 and before January 1, 2006, the Company's business income from its Puerto Rico operations eligible for the possessions tax credit would, in addition to the current limitation based upon a percentage of qualified wages in Puerto Rico, plus certain amounts of depreciation, generally be limited to its average annual income from its Puerto Rico operations, adjusted for inflation, computed during the Company's five most recent taxable years ending before October 14, 1995 and excluding the highest and lowest years (the "Income Limitation"). Alternatively, the Company may elect to use as its Income Limitation, the annualized amount of its possession business income for the first 10 months of calendar year 1995. For taxable years after December 31, 2005, the possessions tax credit would be eliminated. The repeal of the possessions tax credit could have a material adverse effect on the Company for taxable years beginning after December 31, 2001 and before January 2006 to the extent that the Company's annual income from its Puerto Rico operations exceeds its average annual income from its Puerto Rico operations (as computed in the manner described in the preceding sentence), and for taxable years after December 31, 2005. Although it does not currently have any definitive plans with respect thereto, the Company expects to evaluate alternatives that may be available to it in order to mitigate the effects of the SBJPA. On February 6, 1997, President Clinton proposed certain tax law changes which, if enacted, would eliminate the Income Limitation, extend the possession tax credit indefinitely and make the credit available to newly established business operations.


NOTE J -- PENSION PLANS

         The Company maintains tax qualified non-contributory defined benefit pension plans covering substantially all hourly and salaried employees in the U.S. and Puerto Rico (the "Pension Plans"). In accordance with an agreement between the Company and MCG Intermediate Holdings Inc. ("MCG"), which is a wholly owned subsidiary of Mafco Consolidated Group who maintains the Abex Retirement Plan, the Pension Plans were merged with and into the Abex Retirement Plan, effective December 31, 1995. The Abex Retirement Plan was the surviving plan with all the assets and liabilities of the merged Pension Plans becoming assets and liabilities of the surviving Abex Retirement Plan. The effect of the merger of the Pension Plans was recorded as a contribution to capital of $4.8 million by Mafco Consolidated Group. The capital contribution was net of a $2.4 million deferred tax asset.

         In accordance with an amendment to the Abex Retirement Plan, the Company's assets and liabilities were spun-off to the Company in the form of a new combined pension plan (the "New Pension Plan"), effective September 30, 1997. The effect of the assumption of the net accrued pension liability of the New Pension Plan was recorded as a reduction of capital of $0.3 million from Mafco Consolidated Group. The Company has recorded service cost, interest and return on plan assets in 1996 and 1997 based upon a fully funded plan.

         The Company also provides a separate non-contributory defined benefit pension plan for hourly employees in its Richmond, Virginia location and a benefit restoration plan (BRP) for certain officers.

         The pension plans' benefit formulas generally based payments to retired employees upon their length of service and a percentage of qualifying compensation during the 60 consecutive months in which compensation was highest, in the ten years prior to retirement. Pension benefits are limited to 33 years of credited service and are reduced by the actuarial equivalent of any benefits received under the Company's 401(k) Plans.

         The following table sets forth the Company's pension plans' funded status. The status as of December 31, 1996 reflects the Company's remaining pension plan's funded status after the merger with the Abex Retirement Plan. The status as of December 31, 1997 reflects the Company's pension plans' funded status subsequent to the September 30, 1997 spin-off of the Company's pension assets and liabilities. These amounts are recognized in the consolidated financial statements under the captions "Other Liabilities" and "Accrued Expenses" as unfunded liabilities with the 1997 data based upon actuarial projections:

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE J -- PENSION PLANS (CONTINUED)

                                                                 DECEMBER 31,                           DECEMBER 31,
                                                                     1996                                   1997
                                                    ---------------------------------------   ----------------------------------
                                                      ASSETS EXCEED        ACCUMULATED        ASSETS EXCEED       ACCUMULATED
                                                       ACCUMULATED          BENEFITS           ACCUMULATED         BENEFITS
                                                         BENEFITS         EXCEED ASSETS         BENEFITS         EXCEED ASSETS
                                                         --------         -------------         --------         -------------
                                                                                  (IN THOUSANDS)
Plan assets at fair value                              $     452           $      --            $ 33,211          $     --
Actuarial present value of benefit obligation:
   Vested benefits.............................              358                 757              24,041               921
   Non-vested benefits.........................               24                  64                 524                30
                                                       ---------           ---------
Accumulated benefit obligations................              382                 821              24,565               951
Effect of projected future salary increases....               --                 321               6,547               618
                                                       ---------           ---------            --------           -------
                                                             382               1,142              31,112             1,569
                                                       ---------           ---------            --------           -------

Funded status-over (under).....................               70              (1,142)              2,099            (1,569)
Unrecognized net loss (gain)...................              (16)                (22)             (2,277)              211
Prior service cost not yet recognized in
   net periodic pension cost...................               35                 541                (160)              443
Unrecognized net transition asset..............              (62)                 --                 (57)               --
Adjustment required to recognize minimum
   Liability...................................               --                (198)                 --               (36)
                                                       ---------           ---------            --------           -------
Net Pension asset (liability)..................       $       27          $     (821)            $  (395)          $  (951)
                                                       =========           =========            ========           =======


         The discount rate used in determining the actuarial present value of the projected benefit obligation was 7 1/4% in 1996 and 1997. The rate of increase in future compensation levels reflected in such determinations was 4 1/2 % in 1996 and 5 1/2% in 1997. The assumed long-term rate of return on assets was 8% in 1996 and 9% in 1997. The Company's funding policy is to contribute annually an amount necessary to satisfy the Internal Revenue Service's minimum funding standards. Plan assets consist principally of equity, fixed income and money market funds.

         The following table sets forth the periodic pension expense as follows:

                                                                    YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                                   DECEMBER 31,       DECEMBER 31,      DECEMBER 31,
                                                                      1995               1996               1997
                                                                   ------------       ------------      ------------
                                                                                    (IN THOUSANDS)
           Service cost--benefits earned during the period..           $   490          $   716            $   703
           Interest cost on projected benefit obligation....             1,644            1,934              1,666
           Actual return on plan assets.....................            (2,598)          (4,087)            (2,029)
           Net amortizations and deferrals..................             1,661            1,977                103
                                                                        ------          -------            -------
           Net pension expense..............................            $1,197          $   540            $   443
                                                                        ======          =======            =======

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE J -- PENSION PLANS (CONTINUED)


         The Company has adopted two deferred compensation plans pursuant to
Section 401(k) of the Internal Revenue Code for all domestic salaried employees and certain union employees who have a minimum of six months of service (the "401(k) Plans"). It has been the Company's policy to contribute 2%, up to a maximum of $3,200, of each eligible employee's compensation into their 401(k) Plan.

         Amounts expensed under the 401(k) Plans amounted to $202,000, $368,000 and $322,000, for the years ended December 31, 1995, 1996 and 1997, respectively.


NOTE K - STOCK PLAN

         The Company adopted the Consolidated Cigar Holdings Inc. Stock Plan (the "Stock Plan") prior to the effectiveness of the IPO. Under the Stock Plan, incentive stock options, non-qualified stock options, stock appreciation rights, restricted and unrestricted stock (collectively "Awards"), may be granted to selected employees, consultants and directors of the Company, and any of its affiliates, from time to time. The aggregate number of shares of Class A Common Stock as to which options and rights may be granted under the Stock Plan may not exceed 3,000,000, and at December 31, 1997, 1,137,500 shares remained available for future grants. Options vest one third each year beginning on the first anniversary of the date of grant and become 100% vested on the third anniversary of the date of grant except 500,000 shares which become exerciseable on the fifth anniversary of the date of the grant.

         A summary of information relative to the Company's Stock Option Plan as follows:

                                                                         OPTIONS OUTSTANDING
                                                             ------------------------------------------
                                                                                         WEIGHTED-
                                                             NUMBER OF                AVERAGE EXERCISE
                                                              SHARES                   PRICE PER SHARE
                                                             ---------                 ---------------
Balance as of December 31, 1995..............                       --                      $    --
Granted......................................                1,237,500                        23.14
Exercised....................................                       --                           --
Canceled/Forfeited...........................                       --                           --
                                                             ---------                    ---------
Balances as of December 31, 1996.............                1,237,500                      $ 23.14
Granted......................................                  625,000                        23.68
Exercised....................................                  (18,332)                       23.00
Canceled/Forfeited...........................                       --                           --
                                                             ---------                    ---------
                                                                    --
Balance as of December 31, 1997..............                1,844,168                      $ 23.33
                                                             =========                    =========


         The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Stock Plan. Had compensation cost for the Company's Stock Plan been determined based on the fair value at grant date for awards in 1996 and 1997 consistent with the provisions of SFAS 123, the Company's net earnings and earnings per share would have been reduced on a pro forma basis.

         The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing method with the following weighted-average assumptions used for grants in 1996 and 1997:

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE K - STOCK PLAN (CONTINUED)

                                                            YEAR ENDED                  YEAR ENDED
                                                        DECEMBER 31, 1996           DECEMBER 31, 1997
                                                        -----------------           -----------------
Risk-free interest rate.....................                    6.13%                       5.63%
Average life of option (years)..............                    5.00                        5.00
Volatility..................................                   90.00%                      52.00%
Dividend yield..............................                     --                          --

         The weighted average fair value of options granted in 1996 and 1997 was $16.91 and $12.21 per share, respectively.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of the traded stock options that have no restrictions and are fully transferable. In addition, stock option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         For purposes of pro forma disclosures, the estimated fair value of the stock options has been amortized to expense over the options' vesting period. The Company's net earnings and EPS would have been reduced to the pro forma amounts indicated below:

                                                            YEAR ENDED                  YEAR ENDED
                                                        DECEMBER 31, 1996           DECEMBER 31, 1997
                                                        -----------------           -----------------
                                                                      (IN THOUSANDS,
                                                                EXCEPT PER SHARE AMOUNTS)
Net earnings-pro forma......................                  $28,127                     $47,443
Basic earnings per share-pro forma..........                     1.05                        1.55
Diluted earnings per share-pro forma........                     1.04                        1.53

         At December 31, 1997 the Company has 227,502 stock options exerciseable at a weighted average exercise price per share of $23.26. At December 31, 1997 the weighted average exercise price of the stock options outstanding is $23.33 and range in price between $22.00 and $25.00 per share. The weighted average remaining contractual life of these options is 8.82 years.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE L -- RELATED PARTY TRANSACTIONS

         Pursuant to a Reimbursement Agreement between Mafco Holdings and the Company, Mafco Holdings provides the Company with certain allocated services upon request. In addition, as discussed in Note I, the Company has agreed to pay Mafco Holdings and Mafco Consolidated Group certain amounts pursuant to the Tax Sharing Agreements. Amounts due to affiliates totaled $1.6 million at December 31, 1996, principally relating to income taxes and were not significant at December 31, 1997.

         The Company purchases certain raw materials from Mafco Worldwide Corporation ("Mafco Worldwide") which amounted to $269,000, $211,000 and $239,000 for the years ended December 31, 1995, 1996 and 1997, respectively. The Company sells certain raw materials to Mafco Worldwide which amounted to $152,000 for the year ended December 31, 1997. The Company did not sell any raw materials to Mafco Worldwide for the years ended December 31, 1995 and 1996. The Company also provides services for Revlon, Inc., a subsidiary of Mafco Holdings which amounted to $874,000, $958,000 and $843,000 for the years ended December 31, 1995, 1996 and 1997, respectively. Amounts due to and from these affiliates were not significant at December 31, 1996 and 1997.



NOTE M - QUARTERLY FINANCIAL SUMMARIES (UNAUDITED)

         Summarized quarterly financial data for 1996 and 1997 are as follows (in thousands, except per share amounts):

                                                                                       QUARTER ENDED
                                                        -------------------------------------------------------------------------
                                                          MARCH 30,           JUNE 29,          SEPTEMBER 28,      DECEMBER 31,
                                                        ---------------     -------------      ----------------   ---------------
         1996
         Net sales.................................       $40,225             $51,975             $60,620            $64,048
         Gross profit..............................        16,912              21,872              25,645             26,426
         Net income................................         4,334               6,843               9,577              9,041
         Basic net income per common share.........         $0.18               $0.28               $0.35              $0.29
         Diluted net income per common share.......         $0.18               $0.28               $0.35              $0.29

                                                                                       QUARTER ENDED
                                                        -------------------------------------------------------------------------
                                                          MARCH 29,           JUNE 28,          SEPTEMBER 27,      DECEMBER 31,
                                                        ---------------     -------------      ----------------   ---------------
         1997
         Net sales.................................       $55,888             $76,377             $82,642            $84,160
         Gross profit..............................        24,630              33,442              36,906             36,804
         Net income................................         8,395              13,204              16,792             15,200
         Basic net income per common share.........         $0.27               $0.43               $0.55              $0.50
         Diluted net income per common share.......         $0.27               $0.43               $0.54              $0.49

                                                                    SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         BALANCE SHEETS (PARENT ONLY)
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                          DECEMBER 31,
                                                                   ----------------------
                                                                     1996          1997
                                                                   ---------    ---------
<S.
                                 ASSETS
Investment in subsidiary including cumulative income and net
  of distribution ..............................................   $  71,355    $ 115,137
                                                                   ---------    ---------
                                                                   $  71,355    $ 115,137
                                                                   =========    =========
                  LIABILITIES AND STOCKHOLDERS' EQUITY

Promissory note due to affiliate ...............................   $  70,000    $  60,000
Class A Common Stock, par value $0.01 per share; 300,000,000 shares authorized, 6,075,000 and 11,093,332 shares issued
  and outstanding, respectively ................................          61          111
Class B Common Stock, par value $0.01 per share; 250,000,000 shares authorized, 24,600,000 and 19,600,000 shares issued and
  outstanding, respectively ....................................         246          196
Capital deficiency .............................................     (13,314)     (13,123)
Retained earnings ..............................................      14,362       67,953
                                                                   ---------    ---------
                  Total stockholders' equity ...................       1,355       55,137
                                                                   ---------    ---------
                                                                   $  71,355    $ 115,137
                                                                   =========    =========

                                                                    SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENT OF OPERATIONS (PARENT ONLY)
                            (DOLLARS IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                 1995                    1996                    1997
                                                            ----------------        ----------------        ----------------
Other income (expenses):

   Equity in earnings of subsidiary...................         $ 13,930                $ 29,795                $ 53,878

   Miscellaneous, net.................................                                                         (    422)
                                                               --------                --------                --------

Income before income
   tax benefit........................................           13,930                  29,795                  53,456

Income tax benefit....................................                                                              135
                                                               --------                --------                --------

Net income............................................         $ 13,930                $ 29,795                $ 53,591
                                                               ========                ========                ========

                                                                    SCHEDULE I

                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                     STATEMENT OF CASH FLOWS (PARENT ONLY)
                            (DOLLARS IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------
                                                                 1995                    1996                    1997
                                                            ----------------        ----------------        ----------------
Cash flows from operating activities:

     Net income.......................................         $ 13,930                $ 29,795                $ 53,591
     Adjustments to reconcile net income to net
         cash flows from operating activities:
              Equity in earnings of subsidiary in
              excess of cash distributions............           (8,930)                (17,027)                (44,071)
                                                               --------                --------                --------

                                                                 (8,930)                (17,027)                (44,071)
                                                               --------                --------                --------

     Net cash flows from operating activities.........            5,000                  12,768                   9,520
                                                               --------                --------                --------

Cash flows from financing activities:
     Net proceeds from initial public offering........               --                 127,809                      --

     Exercise of stock options........................               --                      --                     480

     Cash dividends paid..............................           (5,000)               (140,577)                     --

     Repayment of promissory note due to affiliate                                                              (10,000)
                                                                --------               ---------               --------
     Net cash flows from financing activities.........           (5,000)                (12,768)                 (9,520)
                                                                --------               ---------               --------

     Net increase in cash and cash equivalents........               --                      --                      --

     Cash and cash equivalents at beginning of
              year....................................               --                      --                      --
                                                               --------                --------                --------

     Cash and cash equivalents at end of year.........         $     --                $     --                $     --
                                                               ========                ========                ========


Supplemental disclosure of non cash financing activity:
     Promissory note dividend.........................         $     --                $ 70,000                $    --

     Contribution (reduction) to capital by parent....         $  4,835                $     --                $  (289)

                                                                   SCHEDULE II
               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                            (DOLLARS IN THOUSANDS)

                                                                             ADDITIONS
                                                             BALANCE AT      CHARGED TO                       BALANCE
                                                              BEGINNING       COSTS AND                        AT END
                       DESCRIPTION                            OF PERIOD       EXPENSES     DEDUCTIONS (1)    OF PERIOD
                       -----------                            ---------       --------     --------------    ---------
DECEMBER 31, 1995:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................          $  868         $  150        $    80          $  938
                                                                 ======         ======        =======          ======

Allowance for cash discounts and sales return
   (deducted from Accounts receivable).................          $2,734         $  650        $   ---          $3,384
                                                                 ======         ======        =======          ======

Inventory Reserves (deducted from Inventory)...........          $  761         $  198        $   137          $  822
                                                                 ======         ======        =======          ======


DECEMBER 31, 1996:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................          $  938         $  150        $   425          $  663
                                                                 ======         ======        =======          ======

Allowance for cash discounts and sales return
   (deducted from Accounts receivable).................          $3,384         $1,557        $   ---          $4,941
                                                                 ======         ======        =======          ======

Inventory Reserves (deducted from Inventory)...........          $  822         $  818        $   339          $1,301
                                                                 ======         ======        =======          ======


DECEMBER 31, 1997:
Allowance for doubtful accounts
   (deducted from Accounts receivable).................          $  663         $  150        $    46          $  767
                                                                 ======         ======        =======          ======

Allowance for cash discounts and sales return
   (deducted from Accounts receivable).................          $4,941         $  300        $   ---          $5,241
                                                                 ======         ======        =======          ======

Inventory Reserves (deducted from Inventory)...........          $1,301         $  233        $   326          $1,208
                                                                 ======         ======        =======          ======

-------------------
         (1)Write-off against reserve

                             EXHIBIT INDEX
                             -------------

EXHIBIT
  NO.           DESCRIPTION
  ---           -----------

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

  10.1(a) Guarantee and Security Agreement, dated as of March 3, 1993, between the Registrant and The Chase Manhattan Bank, N.A. (incorporated by reference from Exhibit 10.16(a) to Registrant's Registration Statement on Form S-1 (Registration No. 333-6819)).

  10.1(b) First Amendment to Guarantee and Security Agreement, dated as of July 31, 1996 (incorporated by reference from Exhibit 10.16(b) to Registrant's Registration Statement on Form S-1 (Registration No. 333-6819)).

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

EXHIBIT
  NO.           DESCRIPTION
  ---           -----------

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

  10.13 Employment Agreement, dated July 1, 1995, Consolidated Cigar Corporation and Denis F. McQuillen (incorporated by reference from Exhibit 10.7 to Consolidated Cigar Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
                1995).

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

  *10.16 Credit Agreement between Consolidated Cigar Corporation and The Chase Manhattan Bank, as Administrative Agent, Chase Securities Inc., as Arranger, Nationsbank, N.A., as Documentation Agent and Credit Suisse First Boston, as Syndication Agent, dated as of March 2, 1998.

  *10.17 Preamble to the Consolidated Cigar Corporation Retirement Plan, dated as of December 19, 1997.

  *21.1         Subsidiaries of the Registrant.

  *24.1         Powers of Attorney

  *27.0         Financial Data Schedule


-------------------
*    Filed herewith