Form 10-Q
period 1998-04-04
CONSOLIDATED CIGAR HOLDINGS INC
filed 1998-05-18
CIK 1017550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        April 4, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________________to________________________

Commission file number       1-11995
                      ----------------------------------------------------------

                        CONSOLIDATED CIGAR HOLDINGS INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

       DELAWARE                                           13-3694743
    -------------                                     ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                          Identification No.)

 5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA           33309-2369
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

                                 (954) 772-9000
                                 ---------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X  No
                                       ----   ----

         As of May 15, 1998 the Registrant had 10,975,101 shares of Class A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


                                     INDEX
                                     -----

                                                                           Page
                                                                          Number
                                                                         -------
Part I.   FINANCIAL INFORMATION


  Item 1. Interim Financial Statements


  Condensed Consolidated Balance Sheets at April 4, 1998
  (unaudited) and December 31, 1997..........................................  3

  Condensed Consolidated Statements of Income
  for the Thirteen Weeks Ended April 4, 1998 (unaudited)
  and March 29, 1997 (unaudited).............................................  5

  Condensed Consolidated Statements of Stockholders' Equity
  for the Thirteen Weeks Ended April 4, 1998 (unaudited)
  and March 29, 1997 (unaudited).............................................. 6

  Condensed Consolidated Statements of Cash Flows
  for the Thirteen Weeks Ended April 4, 1998 (unaudited)
  and March 29, 1997 (unaudited).............................................. 7

  Notes to Unaudited Condensed Consolidated Financial Statements.............. 9


  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations........................................................ 11


Part II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K.................................. 14

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)



                                                                              DECEMBER 31,          APRIL 4,
                                                                                  1997                1998
                                                                                                  (UNAUDITED)
                                                                            ------------------  -----------------
                     ASSETS
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                                       $ 3,231            $ 2,676
  ACCOUNTS RECEIVABLE, LESS ALLOWANCES
   OF $6,008 AND $6,092, RESPECTIVELY                                              24,969             26,284
  INVENTORIES                                                                      88,945            108,955
  DEFERRED TAXES                                                                    4,187              4,236
  PREPAID AND OTHER                                                                13,220             15,059
                                                                                ----------         ---------
TOTAL CURRENT ASSETS                                                              134,552            157,210

PROPERTY, PLANT AND EQUIPMENT, NET                                                 39,511             39,838

TRADEMARKS, LESS ACCUMULATED AMORTIZATION
 OF $4,190 AND $4,410, RESPECTIVELY                                                30,876             30,656
GOODWILL, LESS ACCUMULATED AMORTIZATION
 OF $8,295 AND $8,775, RESPECTIVELY                                                70,590             70,110
OTHER INTANGIBLES AND ASSETS, LESS ACCUMULATED
 AMORTIZATION OF $4,359 AND $34, RESPECTIVELY                                       3,904              2,384
                                                                                ----------         ---------
TOTAL ASSETS                                                                    $ 279,433          $ 300,198
                                                                                ==========         =========





       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)


                                                                              DECEMBER 31,          APRIL 4,
                                                                                  1997                1998
                                                                                                  (UNAUDITED)
                                                                            ------------------  -----------------

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  CURRENT PORTION OF PROMISSORY NOTE DUE TO AFFILIATE                            $ 10,000           $ 10,000
  CURRENT PORTION OF LONG-TERM DEBT                                                   657              1,114
  ACCOUNTS PAYABLE                                                                 13,704             14,222
  ACCRUED EXPENSES AND OTHER                                                       18,440             14,710
                                                                                ----------         ---------
TOTAL CURRENT LIABILITIES                                                          42,801             40,046

LONG-TERM DEBT DUE TO THIRD PARTIES                                               112,900            134,200
PROMISSORY NOTE DUE TO AFFILIATE                                                   50,000             47,500
DEFERRED TAXES                                                                     13,810             14,469
OTHER LIABILITIES                                                                   4,785              5,596
                                                                                ----------         ---------
TOTAL LIABILITIES                                                                 224,296            241,811
                                                                                ----------         ---------

COMMITMENTS AND CONTINGENCIES                                                           -                  -

STOCKHOLDERS' EQUITY:
   PREFERRED STOCK, PAR VALUE $0.01 PER SHARE;
    20,000,000 SHARES AUTHORIZED                                                        -                  -
  CLASS A COMMON STOCK, PAR VALUE $0.01 PER SHARE;
   300,000,000 SHARES AUTHORIZED                                                      111                111
  CLASS B COMMON STOCK, PAR VALUE $0.01 PER SHARE;
   250,000,000 SHARES AUTHORIZED                                                      196                196
  CAPITAL DEFICIENCY                                                              (13,123)           (13,123)
  RETAINED EARNINGS                                                                67,953             73,208
                                                                                ----------         ---------
                                                                                   55,137             60,392
  LESS TREASURY STOCK, AT COST                                                         -              (2,005)
                                                                                ---------          ----------
TOTAL STOCKHOLDERS' EQUITY                                                         55,137             58,387
                                                                                ----------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $ 279,433          $ 300,198
                                                                                ==========         =========

       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                                THIRTEEN            THIRTEEN
                                                                               WEEKS ENDED        WEEKS ENDED
                                                                                MARCH 29,           APRIL 4,
                                                                                  1997                1998
                                                                            ------------------  -----------------
NET SALES                                                                          $ 55,888           $ 63,191
COST OF SALES                                                                        31,258             36,450
                                                                                 ----------         ----------
GROSS PROFIT                                                                         24,630             26,741

SELLING, GENERAL
 AND ADMINISTRATIVE EXPENSES                                                          9,220             10,428
                                                                                 ----------         ----------
OPERATING INCOME                                                                     15,410             16,313
                                                                                 ----------         ----------

OTHER EXPENSES:
 INTEREST EXPENSE, NET                                                                2,493              2,727
 MINORITY INTEREST                                                                      219                549
 MISCELLANEOUS, NET                                                                     351                265
                                                                                 ----------         ----------
                                                                                      3,063              3,541
                                                                                 ----------         ----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             12,347             12,772

PROVISION FOR INCOME TAXES                                                            3,952              4,343
                                                                                 -----------        ----------
INCOME BEFORE EXTRAORDINARY ITEM                                                      8,395              8,429
EXTRAORDINARY ITEM-
 EARLY EXTINGUISHMENT OF DEBT, NET OF TAX                                                -               3,174
                                                                                 ----------         ----------
NET INCOME                                                                          $ 8,395            $ 5,255
                                                                                 ===========        ==========

BASIC AND DILUTED NET INCOME PER COMMON SHARE:
INCOME BEFORE EXTRAORDINARY ITEM                                                    $  0.27            $  0.27
EXTRAORDINARY ITEM                                                                       --              (0.10)
                                                                                 ----------         ----------
BASIC AND DILUTED NET INCOME PER COMMON SHARE                                       $  0.27            $  0.17
                                                                                 ===========        ==========

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                 30,675,000         30,677,600
                                                                                 ===========        ==========

DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                               30,757,316         30,677,600
                                                                                 ===========        ==========


       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)



                                                  CLASS A     CLASS B
                                                   COMMON      COMMON      CAPITAL      RETAINED     TREASURY
                                                   STOCK       STOCK      DEFICIENCY    EARNINGS      STOCK        TOTAL
                                                 ----------- ----------- ------------- ------------ ----------- -------------
BALANCE AT DECEMBER 31, 1996                       $  61       $ 246     $ (13,314)    $ 14,362     $    --       $ 1,355

NET INCOME FOR THE THIRTEEN WEEKS                     --          --            --        8,395          --         8,395

SECONDARY PUBLIC OFFERING AND RETIREMENT
 OF CLASS B COMMON STOCK SOLD                         50         (50)           --           --          --            --
                                                   ------      ------    ---------     ---------       ----       -------
BALANCE AT MARCH 29, 1997                          $ 111       $ 196     $ (13,314)    $ 22,757     $    --       $ 9,750
                                                   ======      ======    ==========    =========    =======       =======



BALANCE AT DECEMBER 31, 1997                       $ 111       $ 196     $ (13,123)    $ 67,953     $    --      $ 55,137

NET INCOME FOR THE THIRTEEN WEEKS                     --          --            --        5,255          --         5,255

PURCHASE OF TREASURY STOCK                            --          --            --           --      (2,005)       (2,005)
                                                   -----       -----     ---------     --------     --------     ---------
BALANCE AT APRIL 4, 1998                           $ 111       $ 196     $ (13,123)    $ 73,208     $(2,005)     $ 58,387
                                                   ======      ======    ==========    =========    ========     ========

      SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  THIRTEEN            THIRTEEN
                                                                                 WEEKS ENDED         WEEKS ENDED
                                                                                  MARCH 29,           APRIL 4,
                                                                                    1997                1998
                                                                              ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  NET INCOME                                                                       $ 8,395             $ 5,255

  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                    1,869               2,120
    LOSS ON EARLY EXTINGUISHMENT OF DEBT, NET OF TAX                                     -               3,174
    DEFERRED INCOME                                                                    (53)                (70)
    CHANGES IN ASSETS AND LIABILITIES:
      INCREASE IN:
       ACCOUNTS RECEIVABLE                                                          (5,397)             (1,315)
       INVENTORIES                                                                  (8,594)            (20,010)
       PREPAID EXPENSES AND OTHER                                                   (1,856)             (2,216)
      INCREASE (DECREASE) IN:
       ACCOUNTS PAYABLE                                                                530                 518
       ACCRUED EXPENSES AND
        OTHER LIABILITIES                                                           (2,188)               (911)
                                                                                    -------            --------
NET CASH USED FOR OPERATING ACTIVITIES                                              (7,294)            (13,455)
                                                                                    -------            --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
  CAPITAL EXPENDITURES                                                                (949)             (1,586)
  INCREASE IN OTHER ASSETS                                                              -                  (61)
                                                                                    -------            --------
NET CASH USED FOR INVESTING ACTIVITIES                                                (949)             (1,647)
                                                                                    -------            --------



       SEE NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES
         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED)
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


                                                                                  THIRTEEN            THIRTEEN
                                                                                 WEEKS ENDED         WEEKS ENDED
                                                                                  MARCH 29,           APRIL 4,
                                                                                    1997                1998
                                                                              ------------------  ------------------

CASH FLOWS PROVIDED BY (USED FOR) FINANCING ACTIVITIES:
  BORROWINGS OF REVOLVING LOAN, NET                                                $ 6,600           $ 140,100
  EARLY EXTINGUISHMENT OF DEBT                                                           -            (118,800)
  DEBT ISSUANCE AND REFINANCING COSTS                                                    -              (3,095)
  PURCHASE OF TREASURY STOCK                                                             -              (2,005)
  DUE TO AFFILIATES AND OTHER BORROWINGS                                             1,065              (1,653)
                                                                                   --------            --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            7,665              14,547
                                                                                   --------            -------

DECREASE IN CASH AND CASH EQUIVALENTS                                                 (578)               (555)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       1,906               3,231
                                                                                   --------            -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 1,328             $ 2,676
                                                                                   ========            =======




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  INTEREST PAID DURING THE PERIOD                                                  $ 4,892             $ 5,734

  INCOME TAXES PAID DURING THE PERIOD                                                2,340               1,218


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

       Since July 9, 1997, Mafco Consolidated Group has been a wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), which is owned by Ronald
O. Perelman. Prior to that date, Mafco Holdings held an 85% ownership interest in Mafco Consolidated Group.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997, as filed with Form 10-K. The results of operations for the thirteen week periods ended April 4, 1998 and March 29, 1997 are not necessarily indicative of the results for the entire year.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - BASIS OF PRESENTATION (CONTINUED)
------------------------------

       During the first quarter of 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. During the first quarter of 1998 and 1997, there was no difference between the Company's net income and comprehensive income.

NOTE B - INVENTORIES
--------------------

The components of inventory are as follows:
                                                  (In thousands)
                                  December 31, 1997              April 4, 1998
                                  -----------------              -------------
Raw materials and supplies           $61,764                     $  67,455
Work in process                        3,977                         5,453
Finished goods                        23,204                        36,047
                                     -------                     ----------
                                     $88,945                     $ 108,955
                                     =======                      ========

NOTE C - EXTRAORDINARY ITEM
---------------------------

       On March 2, 1998, the Company redeemed its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") at a price of 103.00% of the principal amount, together with accrued interest. As a result, the Company recognized an extraordinary charge of $3.2 million, net of a $1.6 million income tax benefit for this early extinguishment of debt.

       Coinciding with the redemption of the Senior Subordinated Notes, the Company entered into a new credit agreement (the "New Credit Agreement") with Chase Manhattan Bank ("Chase") as administrative agent for the lenders. The New Credit Agreement initially provided for an unsecured revolving credit facility in an aggregate principal amount not to exceed $140.0 million. In addition to financing the redemption of the Senior Subordinated Notes, the New Credit Agreement was used to satisfy obligations under the previous credit agreement as of March 2, 1998. On April 27, 1998, the New Credit Agreement was amended to allow for an additional $50.0 million of borrowings for a total availability of $190.0 million. The New Credit Agreement will be utilized as the source for working capital needs and other general corporate purposes

NOTE D- NET INCOME PER COMMON SHARE
-----------------------------------

       For the thirteen week period ended April 4, 1998, there was no difference between the basic and diluted EPS calculation. For the thirteen week period ended March 29, 1997, the only difference between the basic and diluted EPS calculation was the dilutive impact of stock options which are included in the diluted EPS calculations.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS COMPARISON OF THE THIRTEEN WEEKS ENDED APRIL 4, 1998 AND MARCH 29,

1997.

       Net sales were $63.2 million and $55.9 million for the thirteen weeks ended April 4, 1998 (the "1998 Quarter") and March 29, 1997 (the "1997 Quarter"), respectively, an increase of $7.3 million or 13.1%. The increase in net sales was primarily due to an increase in cigar unit volume in the Company's premium and natural-wrapped mass market brands. Although sales for the 1998 Quarter increased, they were negatively impacted by retailer/wholesaler inventory imbalances and an excess of historically unknown brands. Even though these trends may continue into the second quarter and beyond, the Company expects that normal ordering, purchasing and production patterns will resume once retailers/wholesalers re-establish their customary balance of product.

       Gross profit was $26.7 million and $24.6 million for the 1998 Quarter and the 1997 Quarter, respectively, an increase of $2.1 million or 8.6%. The increase in gross profit for the 1998 Quarter was due to increases in sales . As a percentage of net sales, gross profit decreased to 42.3% for the 1998 Quarter, from 44.1% for the 1997 Quarter, primarily due to the impact of cost increases associated with tobacco processing and procurement.

       Selling, general and administrative ("SG&A") expenses were $10.4 million and $9.2 million for the 1998 and 1997 Quarters, respectively, an increase of $1.2 million, or 13.1%. The increase was primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses were 16.5% for both the 1998 and 1997 Quarters.

       Operating income was $16.3 million and $15.4 million for the 1998 Quarter and 1997 Quarter, respectively, an increase of $0.9 million or 5.9 %. As a percentage of net sales, operating income decreased to 25.8% for the 1998 Quarter from 27.6% for the 1997 Quarter, primarily due to the decrease in gross profit margin.

       Interest expense, net was $2.7 million and $2.5 million for the 1998 Quarter and 1997 Quarter, respectively. The increase was primarily due to higher average borrowings during the 1998 Quarter, which was partially offset by lower interest rates.

       The provision for income taxes as a percentage of income before income taxes was 34.0% and 32.0% for the 1998 Quarter and 1997 Quarter, respectively. The increase in the effective rate is primarily due to an increase in income subject to United States taxation during the 1998 Quarter, partially offset by tax benefits associated with the Company's operations in Puerto Rico. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

       An extraordinary charge of $3.2 million, net of a $1.6 million related income tax benefit was recorded in the 1998 Quarter as a result of the early extinguishment of debt related to the Senior Subordinated Notes and the previous credit agreement.

       As a result of the foregoing, income before extraordinary item was $8.4 million for both the 1998 Quarter and 1997 Quarter. Net income was $5.3 million and $8.4 million for the 1998 Quarter and 1997 Quarter, respectively, a decrease of $3.1 million or 37.4%.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


LIQUIDITY AND CAPITAL RESOURCES

       Net cash flows used for operating activities were $13.5 million for the 1998 Quarter and $7.3 million for the 1997 Quarter. The decrease in cash flows of $6.2 million between the two periods was due primarily to an increase in inventories and other working capital requirements.

       Cash flows used for investing activities were $1.6 million for the 1998 Quarter and $0.9 million for the 1997 Quarter which relate primarily to capital expenditures. The capital expenditures in both the 1998 and 1997 Quarter relate primarily to the expansion of the Company's manufacturing facilities to meet the increased demand for the Company's premium cigars. Capital expenditures for the remainder of 1998 are expected to be approximately $5.2 million.

       Cash flows provided by financing activities were $14.5 million for the 1998 Quarter and $7.7 million for the 1997 Quarter. Cash flows provided by financing activities for the 1998 Quarter consist primarily of net borrowings under a revolving credit agreement to fund the debt redemption, reduced by payments due to affiliates and the purchase of treasury stock. Cash flows provided by financing activities for the 1997 Quarter consisted primarily of borrowings under the credit agreement.

       On February 11, 1998 the Company's Board of Directors authorized the Company to repurchase from time to time up to 4.0 million shares of the Company's Common Stock at prices deemed by the Company's officers to be advantageous. The Board specified that any such purchase be subject to compliance with applicable law and any credit or other agreements by which the Company may be bound. During the 1998 Quarter, the Company repurchased $2.0 million of Common Stock and has classified them as treasury shares.

       The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the New Credit Agreement. The availability for borrowings under the New Credit Agreement was $140.0 million as of April 4, 1998, of which the Company had borrowed $134.7 million (including letters of credit issued). On April 27, 1998 the New Credit Agreement was amended, increasing the availability of borrowings to $190.0 million. Given the availability of borrowing under the New Credit Agreement as amended and cash flow generated from operations, the Company does not currently foresee the need to incur additional indebtedness (other than from the New Credit Agreement), to meet its ongoing operating needs during the next twelve months.

FORWARD-LOOKING STATEMENTS

       When used in this Form 10-Q filing, the words "believe," "should," "would" and similar expressions which are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the full year 1998, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. In addition to factors that may be described in the Company's other Securities and Exchange Commission filings, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS (CONTINUED)

on behalf of, the Company: (i) changes in consumer preference resulting in a decline in the demand for and consumption of cigars; (ii) sustained inventory imbalances at the retailer/wholesaler level; (iii) an inability on the part of the Company to increase its production of premium cigars as a result of, among other things, a shortage of raw materials; (iv) additional governmental regulation of tobacco products or further tobacco industry litigation; (v) enactment of new or significant increases in existing excise taxes on cigars and pipe tobacco; and (vi) the failure to receive a tax credit with respect to the Company's Puerto Rico taxable earnings or the elimination of an exemption from Puerto Rican income taxes. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-Q filing.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K
        --------------------------------
       (a) Exhibits
           --------

           *27.0 Financial Data Schedule.


       (b) Reports on Form 8-K
           -------------------

           Consolidated Cigar Holdings Inc. filed no reports on Form 8-K during the fiscal quarter ended April 4, 1998.




















* Filed herein.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Consolidated Cigar Holdings Inc.
                                            ---------------------------------
                                                   (Registrant)


DATE:    May 15 , 1998                      /s/ Theo W. Folz
                                            ----------------
                                            Theo W. Folz
                                            Chief Executive Officer



DATE:    May 15, 1998                       /s/ Gary R. Ellis
                                            -----------------
                                            Gary R. Ellis
                                            Chief Financial Officer