Form 10-Q
period 1998-07-04
CONSOLIDATED CIGAR HOLDINGS INC
filed 1998-08-17
CIK 1017550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended July 4, 1998
                              --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                              ---------------  -----------------

Commission file number 1-11995
                      ---------

                        CONSOLIDATED CIGAR HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    13-3694743
 -------------------------------                    ------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

         5900 NORTH ANDREWS AVENUE, FORT LAUDERDALE, FLORIDA 33309-2369
         --------------------------------------------------------------
         (Address of principal executive offices)            (Zip code)

                                 (954) 772-9000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                   Yes X   No
                                      ---    ---

         As of August 12, 1998 the Registrant had 10,475,101 shares of Class A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         ------
Part I.  FINANCIAL INFORMATION

         Item 1. Interim Financial Statements

         Condensed Consolidated Balance Sheets at July 4, 1998
         (unaudited) and December 31, 1997................................  3

         Condensed Consolidated Statements of Income for the Thirteen
         Weeks Ended July 4, 1998 (unaudited) and June 28, 1997
         (unaudited)......................................................  5

         Condensed Consolidated Statements of Income for the Twenty-Six
         Weeks Ended July 4, 1998 (unaudited) and June 28, 1997
         (unaudited)......................................................  6

         Condensed Consolidated Statements of Stockholders' Equity for
         the Twenty-Six Weeks Ended July 4, 1998 (unaudited) and June
         28, 1997 (unaudited).............................................  7

         Condensed Consolidated Statements of Cash Flows for the
         Twenty-Six Weeks Ended July 4, 1998 (unaudited) and June 28,
         1997 (unaudited).................................................  8

         Notes to Unaudited Condensed Consolidated Financial
         Statements....................................................... 10


         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations.............................................. 12


Part II. OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders..... 15

         Item 6.  Exhibits and Reports on Form 8-K........................ 15

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)



                                                   December 31,       July 4,
                                                       1997            1998
                                                                    (Unaudited)
                                                   ------------     -----------
                     ASSETS

Current assets:
  Cash and cash equivalents                           $  3,231        $  3,143
  Accounts receivable, less allowances
   of $6,008 and $6,140, respectively                   24,969          28,443
  Inventories                                           88,945         131,824
  Deferred taxes                                         4,187           4,358
  Prepaid and other                                     13,220          15,870
                                                      --------        --------
Total current assets                                   134,552         183,638

Property, plant and equipment, net                      39,511          39,775

Trademarks, less accumulated amortization
 of $4,190 and $4,630, respectively                     30,876          30,436
Goodwill, less accumulated amortization
 of $8,295 and $9,256, respectively                     70,590          69,629
Other intangibles and assets, less accumulated
 amortization of $4,359 and $158, respectively           3,904           2,916
                                                      --------        --------
Total assets                                          $279,433        $326,394
                                                      ========        ========

       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (Dollars in thousands)


                                                      December 31,    July 4,
                                                         1997          1998
                                                                    (Unaudited)
                                                      -----------   -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of promissory note due to affiliate   $  10,000    $  10,000
  Current portion of long-term debt                           657          730
  Accounts payable                                         13,704       19,843
  Accrued expenses and other                               18,440       18,252
                                                        ---------    ---------
Total current liabilities                                  42,801       48,825

Long-term debt due to third parties                       112,900      147,100
Promissory note due to affiliate                           50,000       45,000
Deferred taxes                                             13,810       16,557
Other liabilities                                           4,785        5,957
                                                        ---------    ---------
Total liabilities                                         224,296      263,439
                                                        ---------    ---------

Commitments and contingencies                                --           --

Stockholders' equity:
  Preferred stock, par value $0.01 per share;
   20,000,000 shares authorized                              --           --
  Class A Common Stock, par value $0.01 per share;
   300,000,000 shares authorized                              111          111
  Class B Common Stock, par value $0.01 per share;
   250,000,000 shares authorized                              196          196
  Capital deficiency                                      (13,123)     (13,123)
  Retained earnings                                        67,953       83,698
                                                        ---------    ---------
                                                           55,137       70,882
  Less treasury stock, at cost                               --         (7,927)
                                                        ---------    ---------
Total stockholders' equity                                 55,137       62,955
                                                        ---------    ---------
Total liabilities and stockholders' equity              $ 279,433    $ 326,394
                                                        =========    =========

       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                        Thirteen      Thirteen
                                                      Weeks Ended   Weeks Ended
                                                        June 28,      July 4,
                                                          1997          1998
                                                      -----------   -----------
Net sales                                             $    76,377   $    69,060
Cost of sales                                              42,935        39,845
                                                      -----------   -----------
Gross profit                                               33,442        29,215

Selling, general
 and administrative expenses                               10,765        10,902
                                                      -----------   -----------
Operating income                                           22,677        18,313
                                                      -----------   -----------

Other expenses:
 Interest expense, net                                      2,670         2,257
 Minority interest                                            236           448
 Miscellaneous, net                                           355           145
                                                      -----------   -----------
                                                            3,261         2,850
                                                      -----------   -----------
Income before provision for income taxes                   19,416        15,463

Provision for income taxes                                  6,212         4,973
                                                      -----------   -----------
Net income                                            $    13,204   $    10,490
                                                      ===========   ===========

Basic and diluted net income per common share         $      0.43   $      0.34
                                                      ===========   ===========

Basic weighted average common shares outstanding       30,675,000    30,510,512
                                                      ===========   ===========

Diluted weighted average common shares outstanding     30,809,134    30,510,512
                                                      ===========   ===========

       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                      Twenty-Six    Twenty-Six
                                                     Weeks Ended   Weeks Ended
                                                       June 28,      July 4,
                                                         1997          1998
                                                     -----------   -----------
Net sales                                            $   132,265   $   132,251
Cost of sales                                             74,193        76,404
                                                     -----------   -----------
Gross profit                                              58,072        55,847

Selling, general
 and administrative expenses                              19,985        21,221
                                                     -----------   -----------
Operating income                                          38,087        34,626
                                                     -----------   -----------

Other expenses:
 Interest expense, net                                     5,163         4,984
 Minority interest                                           455           997
 Miscellaneous, net                                          706           410
                                                     -----------   -----------
                                                           6,324         6,391
                                                     -----------   -----------
Income before provision for income taxes and
 extraordinary item                                       31,763        28,235

Provision for income taxes                                10,164         9,316
                                                     -----------   -----------
Income before extraordinary item                          21,599        18,919
Extraordinary item-
 Early extinguishment of debt, net of tax                   --           3,174
                                                     -----------   -----------
Net income                                           $    21,599   $    15,745
                                                     ===========   ===========

Basic and diluted net income per common share:
Income before extraordinary item                     $      0.70   $      0.62
Extraordinary item                                          --           (0.11)
                                                     -----------   -----------
Basic and diluted net income per common share        $      0.70   $      0.51
                                                     ===========   ===========

Basic weighted average common shares outstanding      30,675,000    30,595,411
                                                     ===========   ===========

Diluted weighted average common shares outstanding    30,768,457    30,595,411
                                                     ===========   ===========


       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)



                                           Class A    Class B
                                           Common     Common     Capital     Retained   Treasury
                                            Stock      Stock    Deficiency   Earnings     Stock     Total
                                           -------    -------   ----------   --------   --------   --------
Balance at December 31, 1996               $    61    $   246    $(13,314)   $ 14,362   $   --     $  1,355

Net income for the twenty-six weeks           --         --          --        21,599       --       21,599

Secondary public offering and retirement
 of Class B Common Stock sold                   50        (50)       --          --         --         --
                                           -------    -------    --------    --------   --------   --------
Balance at June 28, 1997                   $   111    $   196    $(13,314)   $ 35,961   $   --     $ 22,954
                                           =======    =======    ========    ========   ========   ========

Balance at December 31, 1997               $   111    $   196    $(13,123)   $ 67,953   $   --     $ 55,137

Net income for the twenty-six weeks           --         --          --        15,745       --       15,745

Purchase of treasury stock                    --         --          --          --       (7,927)    (7,927)
                                           -------    -------    --------    --------   --------   --------
Balance at July 4, 1998                    $   111    $   196    $(13,123)   $ 83,698   $ (7,927)  $ 62,955
                                           =======    =======    ========    ========   ========   ========


       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                       Twenty-Six    Twenty-Six
                                                      Weeks Ended   Weeks Ended
                                                        June 28,      July 4,
                                                          1997          1998
                                                      -----------   -----------
Cash flows from operating activities:

  Net income                                           $ 21,599      $ 15,745

  Adjustments to reconcile net income to net
   cash provided by (used for)
   operating activities:
    Depreciation and amortization                         3,754         4,198
    Loss on early extinguishment of debt, net of tax       --           3,174
    Deferred income                                         (61)          566
    Changes in assets and liabilities:
      Increase in:
       Accounts receivable                               (8,018)       (3,474)
       Inventories                                      (13,925)      (42,879)
       Prepaid expenses and other                        (4,878)       (3,198)
      Increase (decrease) in:
       Accounts payable                                    (483)        6,139
       Accrued expenses and
        other liabilities                                 3,678         4,321
                                                       --------      --------
Net cash provided by (used for) operating activities      1,666       (15,408)
                                                       --------      --------

Cash flows used for investing activities:
  Capital expenditures                                   (2,815)       (2,827)
  Increase in other assets                                 --            (326)
                                                       --------      --------
Net cash used for investing activities                   (2,815)       (3,153)
                                                       --------      --------


       See notes to unaudited condensed consolidated financial statements.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                   (Unaudited)

                                                       Twenty-Six   Twenty-Six
                                                      Weeks Ended  Weeks Ended
                                                        June 28,     July 4,
                                                          1997         1998
                                                      -----------  -----------
Cash flows provided by (used for)
  financing activities:
  Borrowings of revolving loan, net                    $   9,200    $ 153,073
  Early extinguishment of debt                              --       (118,800)
  Debt issuance and refinancing costs                       --         (3,386)
  Purchase of treasury stock                                --         (7,927)
  Due to affiliates and other borrowings                  (6,844)      (4,487)
                                                       ---------    ---------
Net cash provided by financing activities                  2,356       18,473
                                                       ---------    ---------

Increase (decrease) in cash and cash equivalents           1,207          (88)

Cash and cash equivalents, beginning of period             1,906        3,231
                                                       ---------    ---------
Cash and cash equivalents, end of period               $   3,113    $   3,143
                                                       =========    =========


Supplemental disclosures of cash flow information:

  Interest paid during the period                      $   5,407    $   7,454

  Income taxes paid (refunded) during the period          10,597       (1,536)


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

       On August 21, 1996, the Company, then a direct wholly-owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group"), completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 the Company completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company. The Company did not receive any of the proceeds from the Offering. Mafco Consolidated Group's current ownership in the Company is 65.2%.

       Since July 9, 1997, Mafco Consolidated Group has been a wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), which is owned by Ronald
O. Perelman. Prior to that date, Mafco Holdings held an 85% ownership interest in Mafco Consolidated Group.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997, as filed with Form 10-K. The results of operations for the twenty-six week periods ended July 4, 1998 and June 28, 1997 are not necessarily indicative of the results for the entire year.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION (CONTINUED)

       During the first quarter of 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. There was no difference between the Company's net income and comprehensive income for the thirteen and twenty-six week periods ended July 4, 1998 and June 28, 1997.

NOTE B - INVENTORIES

The components of inventory are as follows:

                                         (In thousands)
                               December 31, 1997     July 4, 1998
                               -----------------     ------------
Raw materials and supplies         $61,764             $ 81,799
Work in process                      3,977                6,765
Finished goods                      23,204               43,260
                                   -------             --------
                                   $88,945             $131,824
                                   =======             ========

NOTE C - EXTRAORDINARY ITEM

       On March 2, 1998, the Company redeemed its 10 1/2% Senior Subordinated Notes due 2003 (the "Senior Subordinated Notes") at a price of 103.00% of the principal amount, together with accrued interest. As a result, the Company recognized an extraordinary charge of $3.2 million, net of a $1.6 million income tax benefit for this early extinguishment of debt.

       Coinciding with the redemption of the Senior Subordinated Notes, the Company entered into a new credit agreement (the "New Credit Agreement") with Chase Manhattan Bank ("Chase") as administrative agent for the lenders. The New Credit Agreement initially provided for an unsecured revolving credit facility in an aggregate principal amount not to exceed $140.0 million. In addition to financing the redemption of the Senior Subordinated Notes, the New Credit Agreement was used to satisfy obligations under the previous credit agreement as of March 2, 1998. On April 27, 1998, the New Credit Agreement was amended to allow for an additional $50.0 million of borrowings for a total availability of $190.0 million. The New Credit Agreement will be utilized as the source for working capital needs and other general corporate purposes.

NOTE D- NET INCOME PER COMMON SHARE

       For the thirteen and twenty-six week periods ended July 4, 1998, there was no difference between the basic and diluted earnings per share ("EPS") calculation. For the thirteen and twenty-six week periods ended June 28, 1997, the only difference between the basic and diluted EPS calculation was the dilutive impact of stock options which are included in the diluted EPS calculations.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997 AND THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997

       Net sales were $69.1 million and $76.4 million for the thirteen weeks ended July 4, 1998 (the "1998 Quarter") and June 28, 1997 (the "1997 Quarter"), respectively, a decrease of $7.3 million or 9.6%. Net sales were $132.3 million for both twenty-six week periods ended July 4, 1998 (the "1998 Period"), and June 28, 1997 (the "1997 Period"). The decrease in net sales for the 1998 Quarter is primarily due to a decrease in premium cigar unit volume sales, partially offset by an increase in natural-wrapped mass market sales. Sales for the 1998 Quarter and the 1998 Period were negatively impacted by retailer/wholesaler inventory imbalances and an excess of historically unknown brands. These trends could continue through the end of the current year and possibly beyond depending on when normal customer ordering patterns resume.

       Gross profit was $29.2 million and $33.4 million for the 1998 Quarter and the 1997 Quarter, respectively, a decrease of $4.2 million or 12.6%. The decrease in gross profit for the 1998 Quarter was due to the decrease in sales and lower margins. Gross profit was $55.8 million and $58.1 million for the 1998 Period and the 1997 Period, respectively, a decrease of $2.3 million or 3.8%. The decrease in gross profit for the 1998 Period was due to an increase in the costs of raw materials. As a percentage of net sales, gross profit was 42.3% for the 1998 Quarter, compared to 43.8% for the 1997 Quarter. Gross profit for the 1998 Period was 42.2% compared to 43.9% for the 1997 Period. The decrease in margin was primarily due to a shift in the sales mix to lower margin cigars and the impact of tobacco cost increases.

       Selling, general and administrative ("SG&A") expenses were $10.9 million and $10.8 million for the 1998 and 1997 Quarters, respectively, an increase of 1.3%. SG&A expenses were $21.2 million and $20.0 million for the 1998 Period and 1997 Period, respectively, an increase of $1.2 million or 6.2%. The increases for the 1998 Period were primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses increased to 15.8% for the 1998 Quarter from 14.1% for the 1997 Quarter and to 16.0% for the 1998 Period from 15.1% for the 1997 Period. The increase for the quarter was primarily due to flat SG&A expenses on a lower net sales base, as compared to the 1997 Quarter.

       Operating income was $18.3 million and $22.7 million for the 1998 Quarter and 1997 Quarter, respectively, a decrease of $4.4 million or 19.2%. Operating income was $34.6 million and $38.1 million for the 1998 Period and the 1997 Period, respectively, a decrease of $3.5 million or 9.1%. As a percentage of net sales, operating income decreased to 26.5% for the 1998 Quarter from 29.7% for the 1997 Quarter and to 26.2% for the 1998 Period from 28.8% for the 1997 Period. The decreases were primarily due to lower gross profit margins and an increase in SG&A expenses as a percentage of net sales.

       Interest expense, net was $2.3 million and $2.7 million for the 1998 Quarter and 1997 Quarter, respectively. Interest expense, net was $5.0 million and $5.2 million for the 1998 Period and the 1997 Period, respectively. The decreases were primarily due to lower interest rates partially offset by higher average borrowings.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

       The provision for income taxes as a percentage of income before income taxes was 32.2% and 32.0% for the 1998 Quarter and 1997 Quarter, respectively, and 33.0% and 32.0% for the 1998 Period and 1997 Period, respectively. The increases in the effective rate were primarily due to an increase in the state and franchise tax rate during the 1998 Quarter and 1998 Period. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

       An extraordinary charge of $3.2 million net, of a $1.6 million related income tax benefit was recorded in the first quarter of 1998 as a result of the early extinguishment of debt related to the Senior Subordinated Notes and the previous credit agreement.

       As a result of the foregoing, net income was $10.5 million and $13.2 million for the 1998 Quarter and 1997 Quarter, respectively, a decrease of $2.7 million, or 20.6%. Net income was $15.7 million and $21.6 million for the 1998 Period and the 1997 Period, respectively, a decrease of $5.9 million or 27.1%.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash flows used for operating activities were $15.4 million for the 1998 Period. Net cash flows provided by operating activities were $1.7 million for the 1997 Period. The decrease in cash flows of $17.1 million between the two periods was due primarily to an increase in inventories which were partially offset by decreases in other working capital requirements. The significant increase in demand for premium cigars over the past few years has created shortages of most types of tobacco leaf, resulting in the Company making commitments to increase its tobacco purchases in 1998. Due to the slowdown in premium sales occurring in 1998 and the increase in purchases of tobacco, the Company's inventory of raw tobacco leaf has substantially increased. The Company has also substantially increased its inventory of finished goods compared to the relative low levels of prior periods. As a result of the increases in inventories, the Company has undertaken a program to balance its raw material and finished goods inventory requirements to levels more proportionate with current sales. Inventories could continue to increase through the end of fiscal 1998, although they are not expected to increase at the rate experienced during the 1998 Period.

       Cash flows used for investing activities were $3.2 million for the 1998 Period and $2.8 million for the 1997 Period which relate primarily to capital expenditures. The capital expenditures in both the 1998 and 1997 Periods relate primarily to the expansion of the Company's manufacturing facilities. Capital expenditures for the remainder of 1998 are expected to be approximately $3.6 million.

       Cash flows provided by financing activities were $18.5 million for the 1998 Period and $2.4 million for the 1997 Period. Cash flows provided by financing activities for the 1998 Period consist primarily of net borrowings under a revolving credit agreement to fund the debt redemption, reduced by payments for the purchase of treasury stock and amounts due to affiliates. Cash flows provided by financing activities for the 1997 Period consisted primarily of borrowings under the credit agreement, reduced by payment due to affiliates.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

       On February 11, 1998 the Company's Board of Directors authorized the Company to repurchase from time to time up to 4.0 million shares of the Company's Common Stock at prices deemed by the Company's officers to be advantageous. The Board specified that any such purchase be subject to compliance with applicable law and any credit or other agreements by which the Company may be bound. The Company repurchased $7.9 million of Common Stock during the 1998 Period and has classified them as treasury shares.

       The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the New Credit Agreement. The availability for borrowings under the New Credit Agreement, as amended, was $190.0 million as of July 4, 1998, of which the Company had borrowed $147.5 million (including letters of credit issued). Given the availability of borrowing under the New Credit Agreement as amended, the Company does not currently foresee the need to incur additional indebtedness (other than from the New Credit Agreement), to meet its ongoing operating needs during the next twelve months.

FORWARD-LOOKING STATEMENTS

       When used in this Form 10-Q filing, the words "believe," "should," "would" and similar expressions which are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the full year 1998, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company. In addition to factors that may be described in the Company's other Securities and Exchange Commission filings, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) changes in consumer preference resulting in a decline in the demand for and consumption of cigars; (ii) sustained inventory imbalances at the retailer/wholesaler level; (iii) an inability on the part of the Company to increase its production of premium cigars as a result of, among other things, a shortage of raw materials; (iv) additional governmental regulation of tobacco products or further tobacco industry litigation; (v) enactment of new or significant increases in existing excise taxes on cigars and pipe tobacco; and
(vi) the failure to receive a tax credit with respect to the Company's Puerto Rico taxable earnings or the elimination of an exemption from Puerto Rican income taxes. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-Q filing.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


Item 4.  Submission of Matters to a Vote of Security Holders

         (a) The Company's Annual Meeting of Shareholders was held on May 12, 1998. The results of the voting with respect to matters presented at the Annual Meeting were as follows:

                                                      Common Stock Voted
                                                  ---------------------------
                                                  For      Against    Abstain
                                                  ---      -------    -------
         (b)      Election of Directors for a
                  one-year term ending upon the
                  Company's next Annual Meeting

                  Ronald O. Perelman            10,356,970  16,390
                  Theo W. Folz                  10,357,421  15,939
                  Howard Gittis                 10,357,421  15,939
                  Lee A. Iacocca                10,357,421  15,939
                  Robert Sargent Shriver        10,357,421  15,939

         (c)      Ratify the appointment of Ernst &
                  Young LLP as independent Auditors
                  of the Company for the year 1998.

                                                      Common Stock Voted
                                                  ---------------------------
                                                  For      Against    Abstain
                                                  ---      -------    -------
                                                10,364,623   3,862      4,875


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  *10.1(a) Amendment No. 1 to the New Credit Agreement dated as of April 27, 1998.

                  *27.0     Financial Data Schedule.


                       (b)  Reports on Form 8-K

                            Consolidated Cigar Holdings Inc. filed no reports on Form 8-K during the fiscal quarter ended July 4, 1998.



* Filed herein.

                CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Consolidated Cigar Holdings Inc.
                                        ------------------------------------
                                        (Registrant)


DATE:    August 12, 1998                /s/ Theo W. Folz
                                        ------------------------------------
                                        Theo W. Folz
                                        Chief Executive Officer



DATE:    August 12, 1998                /s/ Gary R. Ellis
                                        ------------------------------------
                                        Gary R. Ellis
                                        Chief Financial Officer