Form 10-Q
period 1998-10-03
CONSOLIDATED CIGAR HOLDINGS INC
filed 1998-11-17
CIK 1017550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended        October 3, 1998
                               ------------------------------------------------
                                       OR

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

                                 Yes [X] No [ ]

         As of November 13, 1998 the Registrant had 10,168,116 shares of Class A Common Stock and 19,600,000 shares of Class B Common Stock outstanding. All of the shares of Class B Common Stock were held by Mafco Consolidated Group Inc.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                                     INDEX
                                                                         Page
                                                                        Number
                                                                        ------
Part I.   FINANCIAL INFORMATION

    Item 1. Interim Financial Statements


    Condensed Consolidated Balance Sheets at October 3, 1998
    (unaudited) and December 31, 1997...................................   3

    Condensed Consolidated Statements of Income for the Thirteen
    Weeks Ended October 3, 1998 (unaudited) and
    September 27, 1997 (unaudited) .....................................   5

    Condensed Consolidated Statements of Income
    for the Thirty-Nine Weeks Ended October 3, 1998
    (unaudited) and September 27, 1997 (unaudited) .....................   6

    Condensed Consolidated Statements of Stockholders' Equity
    for the Thirty-Nine Weeks Ended October 3, 1998 (unaudited)
    and September 27, 1997 (unaudited) .................................   7

    Condensed Consolidated Statements of Cash Flows
    for the Thirty-Nine Weeks Ended October 3, 1998 (unaudited)
    and September 27, 1997 (unaudited)..................................   8

    Notes to Unaudited Condensed Consolidated Financial Statements......  10


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations..................................................  12

Part II. OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K........................  17

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                             December 31,          October 3,
                                                                1997                  1998
                                                                                  (Unaudited)
                                                             ------------         -----------
                          ASSETS
Current assets:
  Cash and cash equivalents                                    $ 3,231               $ 3,452
  Accounts receivable, less allowances
   of $6,008 and $6,253 respectively                            24,969                24,663
  Inventories                                                   88,945               135,420
  Deferred taxes                                                 4,187                 4,727
  Prepaid and other                                             13,220                15,635
                                                             ---------             ---------
Total current assets                                           134,552               183,897

Property, plant and equipment, net                              39,511                39,184

Trademarks, less accumulated amortization
 of $4,190 and $4,850, respectively                             30,876                30,236
Goodwill, less accumulated amortization
 of $8,295 and $9,736, respectively                             70,590                69,149
Other intangibles and assets, less accumulated
 amortization of $4,359 and $218, respectively                   3,904                 6,661
                                                             ---------             ---------
Total assets                                                 $ 279,433             $ 329,127
                                                             =========             =========

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (Dollars in thousands)

                                                          December 31,           October 3,
                                                             1997                   1998
                                                                                 (Unaudited)
                                                          ------------           -----------
           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of promissory note due to affiliate       $ 10,000              $ 10,000
  Current portion of long-term debt                              657                   951
  Accounts payable                                            13,704                14,395
  Accrued expenses and other                                  18,440                20,130
                                                            --------              --------
Total current liabilities                                     42,801                45,476

Long-term debt due to third parties                          112,900               147,900
Promissory note due to affiliate                              50,000                42,500
Deferred taxes                                                13,810                17,332
Other liabilities                                              4,785                 6,197
                                                            --------              --------
Total liabilities                                            224,296               259,405
                                                            --------              --------
Commitments and contingencies                                      -                     -

Stockholders' equity:
   Preferred stock, par value $0.01 per share;
    20,000,000 shares authorized                                   -                     -
  Class A Common Stock, par value $0.01 per share;
   300,000,000 shares authorized                                 111                   111
  Class B Common Stock, par value $0.01 per share;
   250,000,000 shares authorized                                 196                   196
  Capital deficiency                                         (13,123)              (13,123)
  Retained earnings                                           67,953                91,987
                                                            --------              --------
                                                              55,137                79,171
  Less treasury stock, at cost                                    -                 (9,449)
                                                            --------              --------
Total stockholders' equity                                    55,137                69,722
                                                            --------              --------
Total liabilities and stockholders' equity                  $279,433              $329,127
                                                            ========              ========

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                                 Thirteen              Thirteen
                                                                Weeks Ended           Weeks Ended
                                                               September 27,          October 3,
                                                                   1997                  1998
                                                               -------------          ----------
Net sales                                                         $ 82,642              $ 66,417
Cost of sales                                                       45,736                41,402
                                                                ----------            ----------
Gross profit                                                        36,906                25,015

Selling, general
 and administrative expenses                                         9,065                10,347
                                                                ----------            ----------
Operating income                                                    27,841                14,668
                                                                ----------            ----------
Other expenses:
 Interest expense, net                                               2,455                 2,410
 Minority interest                                                     399                   183
 Miscellaneous, net                                                    277                   298
                                                                ----------            ----------
                                                                     3,131                 2,891
                                                                ----------            ----------
Income before provision for income taxes                            24,710                11,777

Provision for income taxes                                           7,918                 3,488
                                                                ----------            ----------
Net income                                                        $ 16,792               $ 8,289
                                                                ==========            ==========
Basic and diluted net income per common share:
Basic net income per common share                                   $ 0.55                $ 0.28
                                                                ==========            ==========
Diluted net income per common share                                 $ 0.54                $ 0.28
                                                                ==========            ==========
Basic weighted average common shares outstanding                30,683,644            29,993,386
                                                                ==========            ==========
Diluted weighted average common shares outstanding              31,025,909            29,993,386
                                                                ==========            ==========

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                                           Thirty-Nine           Thirty-Nine
                                                                           Weeks Ended           Weeks Ended
                                                                          September 27,          October 3,
                                                                              1997                  1998
                                                                          -------------          ----------
Net sales                                                                  $ 214,907             $ 198,668
Cost of sales                                                                119,929               117,806
                                                                          ----------            ----------
Gross profit                                                                  94,978                80,862

Selling, general
 and administrative expenses                                                  29,050                31,568
                                                                          ----------            ----------
Operating income                                                              65,928                49,294
                                                                          ----------            ----------
Other expenses:
 Interest expense, net                                                         7,618                 7,394
 Minority interest                                                               854                 1,180
 Miscellaneous, net                                                              983                   708
                                                                          ----------            ----------
                                                                               9,455                 9,282
                                                                          ----------            ----------
Income before provision for income taxes and extraordinary item               56,473                40,012

Provision for income taxes                                                    18,082                12,804
                                                                          ----------            ----------
Income before extraordinary item                                              38,391                27,208
Extraordinary item-
 Early extinguishment of debt, net of tax                                         -                  3,174
                                                                          ----------            ----------
Net income                                                                  $ 38,391              $ 24,034
                                                                          ==========            ==========
Basic and diluted net income per common share:
Income before extraordinary item                                              $ 1.25                $ 0.90
Extraordinary item                                                                -                  (0.11)
                                                                          ----------            ----------
Basic net income per common share                                             $ 1.25                $ 0.79
                                                                          ==========            ==========
Income before extraordinary item                                              $ 1.24                $ 0.90
Extraordinary item                                                                -                  (0.11)
                                                                          ----------            ----------
Diluted net income per common share                                           $ 1.24                $ 0.79
                                                                          ==========            ==========
Basic weighted average common shares outstanding                          30,677,913            30,396,917
                                                                          ==========            ==========
Diluted weighted average common shares outstanding                        30,854,306            30,396,917
                                                                          ==========            ==========

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

                                               Class A       Class B
                                               Common        Common        Capital        Retained       Treasury
                                                Stock         Stock       Deficiency      Earnings        Stock          Total
                                                -----         -----       ----------      --------        -----          -----
Balance at December 31, 1996                     $ 61         $ 246       $ (13,314)      $ 14,362       $     -       $  1,355

Net income for the thirty-nine weeks                -             -               -         38,391             -         38,391

Exercise of stock options                           -             -             421              -             -            421

Secondary public offering and retirement
 of Class B Common Stock sold                      50           (50)              -              -             -              -
                                                -----         -----       ---------       --------       -------       --------
Balance at September 27, 1997                   $ 111         $ 196       $ (12,893)      $ 52,753       $     -       $ 40,167
                                                =====         =====       =========       ========       =======       ========

Balance at December 31, 1997                    $ 111         $ 196       $ (13,123)      $ 67,953       $     -       $ 55,137

Net income for the thirty-nine weeks                -             -               -         24,034             -         24,034

Purchase of treasury stock                          -             -               -              -        (9,449)        (9,449)
                                                -----         -----       ---------       --------       -------       --------
Balance at October 3, 1998                      $ 111         $ 196       $ (13,123)      $ 91,987       $(9,449)      $ 69,722
                                                =====         =====       =========       ========       =======       ========

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                             Thirty-Nine            Thirty-Nine
                                                                             Weeks Ended            Weeks Ended
                                                                            September 27,           October 3,
                                                                                1997                   1998
                                                                            -------------           ----------
Cash flows from operating activities:

  Net income                                                                  $ 38,391               $ 24,034

  Adjustments to reconcile net income to net cash provided by (used for)
   operating activities:
    Depreciation and amortization                                                5,834                  6,273
    Loss on early extinguishment of debt, net of tax                                 -                  3,174
    Deferred income                                                               (115)                   (38)
    Changes in assets and liabilities:
      (Increase) decrease in:
       Accounts receivable                                                     (12,220)                   306
       Inventories                                                             (24,862)               (48,049)
       Prepaid expenses and other                                               (4,628)                (2,279)
       Increase (decrease) in:
        Accounts payable                                                         3,214                   (527)
        Accrued expenses and
         other liabilities                                                       3,962                  7,169
                                                                               -------                 ------
Net cash provided by (used for) operating activities                             9,576                 (9,937)
                                                                               -------                 ------
Cash flows (used for) provided by investing activities:
  Capital expenditures                                                          (4,578)                (3,699)
  Acquisition, net of cash acquired                                            (14,420)                     -
  (Increase) decrease in other assets & other                                        9                 (1,715)
                                                                               -------                 ------
Net cash used for investing activities                                         (18,989)                (5,414)
                                                                               -------                 ------

      See notes to unaudited condensed consolidated financial statements

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

                             (Dollars in thousands)
                                  (Unaudited)

                                                             Thirty-Nine      Thirty-Nine
                                                             Weeks Ended      Weeks Ended
                                                            September 27,     October 3,
                                                                1997             1998
                                                            -------------     ----------
Cash flows provided by (used for) financing activities:
  Borrowings of revolving loan, net                            $ 19,398        $ 154,094
  Early extinguishment of debt                                        -         (118,800)
  Debt issuance and refinancing costs                                 -           (3,386)
  Purchase of treasury stock                                          -           (9,449)
  Due to affiliates and other borrowings                         (9,294)          (6,887)
  Exercise of stock options                                         421                -
                                                                -------          -------
Net cash provided by financing activities                        10,525           15,572
                                                                -------          -------
Increase in cash and cash equivalents                             1,112              221

Cash and cash equivalents, beginning of period                    1,906            3,231
                                                                -------          -------
Cash and cash equivalents, end of period                        $ 3,018          $ 3,452
                                                                =======          =======

Supplemental disclosures of cash flow information:

  Interest paid during the period                              $ 10,246          $ 9,946

  Income taxes paid during the period                            16,709              543

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

       On August 21, 1996, the Company, then a direct wholly-owned subsidiary of Mafco Consolidated Group Inc. ("Mafco Consolidated Group"), completed an initial public offering (the "IPO") in which it issued and sold 6,075,000 shares of its Class A Common Stock for $23.00 per share. The proceeds, net of underwriters' discount and related fees and expenses, of $127.8 million, were paid as a dividend to Mafco Consolidated Group. On March 20, 1997 the Company completed a secondary offering (the "Offering"), of 5,000,000 shares of Class A Common Stock sold by Mafco Consolidated Group, reducing its ownership in the Company. The Company did not receive any of the proceeds from the Offering. Mafco Consolidated Group's current ownership in the Company is 65.8%. Since July 9, 1997, Mafco Consolidated Group has been a wholly-owned subsidiary of Mafco Holdings Inc. ("Mafco Holdings"), which is owned by Ronald O. Perelman. Prior to that date, Mafco Holdings held an 85% ownership interest in Mafco Consolidated Group.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and accordingly include all adjustments (consisting only of normal recurring accruals) which, in the opinion of management, are necessary for a fair statement of the operations for the periods presented. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The fiscal year of the Company is comprised of four quarters with each quarter consisting of thirteen weeks ending on a Saturday except the last quarter which ends on December 31st. The statements should be read in conjunction with the consolidated financial statements of the Company and notes thereto for the fiscal year ended December 31, 1997, as filed with Form 10-K. The results of operations for the thirty-nine week periods ended October 3, 1998 and September 27, 1997 are not necessarily indicative of the results for the entire year.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION (CONTINUED)

       During the first quarter of 1998, the Company adopted the Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components. The adoption of SFAS 130 had no impact on the Company's net income or shareholders' equity. There was no difference between the Company's net income and comprehensive income for the thirteen and thirty-nine week periods ended October 3, 1998 and September 27, 1997.

NOTE B - INVENTORIES

The components of inventory are as follows:

                                                 (In thousands)
                                     December 31, 1997    October 3, 1998
                                     -----------------    ---------------
Raw materials and supplies                $61,764                $88,830
Work in process                             3,977                  7,755
Finished goods                             23,204                 38,835
                                          -------               --------
                                          $88,945               $135,420
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

NOTE D - NET INCOME PER COMMON SHARE

       For the thirteen and thirty-nine week periods ended October 3, 1998, there was no difference between the basic and diluted earnings per share ("EPS") calculation. For the thirteen and thirty-nine week periods ended September 27, 1997, the only difference between the basic and diluted EPS calculation was the dilutive impact of stock options which are included in the diluted EPS calculations.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997 AND THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997

       Net sales were $66.4 million and $82.6 million for the thirteen weeks ended October 3, 1998 (the "1998 Quarter") and September 27, 1997 (the "1997 Quarter"), respectively, a decrease of $16.2 million or 19.6%. Net sales were $198.7 million and $214.9 million for the thirty-nine week periods ended October 3, 1998 (the "1998 Period"), and September 27, 1997 (the "1997 Period"), respectively, a decrease of $16.2 million or 7.6%. The decrease in net sales for the 1998 Quarter is primarily due to a decrease in premium cigar unit volume sales. The decrease in net sales for the 1998 Period is primarily due to a decrease in premium cigar volume units, partially offset by an increase in natural-wrapped mass market sales. Sales for the 1998 Quarter and the 1998 Period were negatively impacted by retailer/wholesaler inventory imbalances and excessive inventories of historically unknown brands. These trends could continue at least through the end of the current year and possibly beyond depending on when normal customer ordering patterns resume.

       Gross profit was $25.0 million and $36.9 million for the 1998 Quarter and the 1997 Quarter, respectively, a decrease of $11.9 million or 32.2%. The decrease in gross profit for the 1998 Quarter was due to the decrease in sales and lower margins. Gross profit was $80.9 million and $95.0 million for the 1998 Period and the 1997 Period, respectively, a decrease of $14.1 million or 14.9%. The decrease in gross profit for the 1998 Period was due to the decrease in sales and lower margins. As a percentage of net sales, gross profit was 37.7% for the 1998 Quarter, compared to 44.7% for the 1997 Quarter. Gross profit for the 1998 Period was 40.7% compared to 44.2% for the 1997 Period. The decrease in margin was primarily due to a shift in the sales mix to lower margin cigars and the impact of tobacco cost increases.

       Selling, general and administrative ("SG&A") expenses were $10.3 million and $9.1 million for the 1998 and 1997 Quarters, respectively, an increase of $1.2 million or 14.1%. SG&A expenses were $31.6 million and $29.1 million for the 1998 Period and 1997 Period, respectively, an increase of $2.5 million or 8.7%. The increases for the 1998 Quarter and the 1998 Period were primarily due to increased marketing and selling expenses. As a percentage of net sales, SG&A expenses increased to 15.6% for the 1998 Quarter from 11.0% for the 1997 Quarter and to 15.9% for the 1998 Period from 13.5% for the 1997 Period. The increases for the 1998 Quarter and the 1998 Period were primarily due to the increased SG&A expenses on a lower net sales base, as compared to the 1997 Quarter and 1997 Period.

       Operating income was $14.7 million and $27.8 million for the 1998 Quarter and 1997 Quarter, respectively, a decrease of $13.1 million or 47.3%. Operating income was $49.3 million and $65.9 million for the 1998 Period and the 1997 Period, respectively, a decrease of $16.6 million or 25.2%. As a percentage of net sales, operating income decreased to 22.1% for the 1998 Quarter from 33.7% for the 1997 Quarter and to 24.8% for the 1998 Period from 30.7% for the 1997 Period. The decreases were primarily due to lower gross profit margins and an increase in SG&A expenses as a percentage of net sales.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


       Interest expense, net was $2.4 million and $2.5 million for the 1998 Quarter and 1997 Quarter, respectively. Interest expense, net was $7.4 million and $7.6 million for the 1998 Period and the 1997 Period, respectively. The decreases were primarily due to lower interest rates partially offset by higher average borrowings.

       The provision for income taxes as a percentage of income before income taxes was 29.6% and 32.0% for the 1998 Quarter and 1997 Quarter, respectively, and 32.0% for both the 1998 Period and 1997 Period. The decrease in the effective rate for the 1998 Quarter was primarily due to a decrease in income subject to United States taxation. Income tax expense for all periods reflects provisions for federal income taxes, Puerto Rico tollgate taxes, and taxes on Puerto Rico source income, together with state and franchise taxes.

       An extraordinary charge of $3.2 million, net of a $1.6 million related income tax benefit was recorded in the first quarter of 1998 as a result of the early extinguishment of debt related to the Senior Subordinated Notes and the previous credit agreement.

       As a result of the foregoing, net income was $8.3 million and $16.8 million for the 1998 Quarter and 1997 Quarter, respectively, a decrease of $8.5 million, or 50.6%. Net income was $24.0 million and $38.4 million for the 1998 Period and the 1997 Period, respectively, a decrease of $14.4 million or 37.4%.


LIQUIDITY AND CAPITAL RESOURCES

       Net cash flows used for operating activities were $9.9 million for the 1998 Period. Net cash flows provided by operating activities were $9.6 million for the 1997 Period. The decrease in cash flows of $19.5 million between the two periods was due primarily to an increase in inventories combined with a decrease in net income, which were partially offset by decreases in other working capital requirements. The significant increase in demand for premium cigars over the past few years has created shortages of most types of tobacco leaf, resulting in the Company making commitments to increase its tobacco purchases in 1998. Due to the slowdown in premium sales occurring in 1998 and the increase in purchases of tobacco, the Company's inventory of raw tobacco leaf has substantially increased. The Company has also substantially increased its inventory of finished goods compared to the relative low levels of prior periods. As a result of the increases in inventories, the Company has undertaken a program to balance its raw material and finished goods inventory requirements to levels more proportionate with current sales. Inventories could continue to increase through the end of fiscal 1998, although they are not expected to increase at the rate experienced during the 1998 Period.

       Cash flows used for investing activities were $5.4 million for the 1998 Period and $19.0 million for the 1997 Period. The 1997 Period includes $14.4 million invested in Fabrica de Tabacos La Flor de Copan, S.A. de C.V. ("La Flor"). La Flor is a manufacturer of hand-made cigars located in Santa Rosa, Honduras. Capital expenditures in the 1998 and 1997 Periods amount to $3.7 million and $4.6 million, respectively, primarily relating to the expansion of the Company's manufacturing facilities. Capital expenditures for the remainder of 1998 are expected to be approximately $3.0 million.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

       Cash flows provided by financing activities were $15.6 million for the 1998 Period and $10.5 million for the 1997 Period. Cash flows provided by financing activities for the 1998 Period consist primarily of net borrowings under the New Credit Agreement to fund the debt redemption, reduced by payments for the purchase of treasury stock and amounts due to affiliates. Cash flows provided by financing activities for the 1997 Period consisted primarily of borrowings under the previous credit agreement, reduced by payments due to affiliates.

       On February 11, 1998 the Company's Board of Directors authorized the Company to repurchase from time to time up to 4.0 million shares of the Company's Common Stock at prices deemed by the Company's officers to be advantageous. The Board specified that any such purchase be subject to compliance with applicable law and any credit or other agreements by which the Company may be bound. The Company repurchased $9.4 million of Common Stock during the 1998 Period and has classified them as treasury shares.

       The Company's principal sources of working capital for the current year will be generated from operations and borrowings under the New Credit Agreement. The availability for borrowings under the New Credit Agreement, as amended, was $190.0 million as of October 3, 1998, of which the Company had borrowed $148.3 million (including letters of credit issued). Given the availability of borrowing under the New Credit Agreement as amended, the Company does not currently foresee the need to incur additional indebtedness (other than from the New Credit Agreement), to meet its ongoing operating needs during the next twelve months.

YEAR 2000 ISSUE

       The Year 2000 Issue is the result of computer programs being written using two digits (rather than four) to define the applicable year. When the Year 2000 occurs, these systems could interpret the year as 1900 rather than 2000. Unless hardware, system software and applications are corrected to be Year 2000 compliant, computers and the devices they control could generate miscalculations and create operational problems. Various systems could be affected, ranging from complex information technology (IT) computer systems to non-information technology (Non-IT) devices which include embedded technology in equipment-related hardware and software, as well as communication systems.

       To address this issue, the Company developed a multi-phase plan including the formation of a team consisting of internal resources. The phases of the plan include: inventorying affected technology and assessing the impact of the Year 2000 issue on IT systems, Non IT systems (such as factory equipment, building systems and other embedded systems) and business partner readiness, developing solution plans, modification or replacement, testing and certification, and developing contingency plans. The evaluation and assessment phases of the components of software and hardware of the Company are complete and the Company has adopted plans for remediation. At this time, modification to existing software are essentially complete and testing phases have begun. Computer hardware and most manufacturing control systems are currently compliant. The Company's critical applications have been determined to be Year 2000 compliant and with modifications to existing software and conversions to new software, the Year 2000 issue is not expected to pose significant operational problems. Some Non-IT components have been determined to be in non-compliance and some modifications have taken place and are continuing.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES

       The Company relies on third party suppliers for many products and services and the Company could be adversely impacted if these suppliers, as well as the Company's customers do not make the necessary changes to their own systems and products successfully and in a timely manner. Formal communications with all significant suppliers and customers have been established to determine the extent to which related interfaces with Company systems are vulnerable if these third parties fail to remediate their own Year 2000 issues. The responses are being evaluated and incorporated into the current assessment with follow up initiated where necessary. There can be no assurance that these third-party systems will be converted on a timely basis and that they will not adversely affect the Company's systems.

       The Company expects to substantially complete and test Year 2000 modifications by the middle part of 1999. Based on preliminary information, costs of addressing potential problems are not currently expected to exceed $0.5 million and therefore not have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods.

       Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. Nevertheless, since it is not possible to anticipate all possible future outcomes, especially when third parties are involved, there could be circumstances in which the Company would be unable, in its usual fashion, to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, failure of critical suppliers and service providers to perform and disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time, nor can the Company identify specifically the most reasonably likely worst case scenario.

       Contingency plans related to the Company's financial systems, embedded chip technology and third-party relationships are not yet complete. These plans may include among other actions, manual calculations, increasing certain inventory levels and adjusting staffing requirements. Substantial completion of these plans is expected by December 1998 with continual refinement to the plans ongoing until all the Company's critical systems and all critical third-party relationships have demonstrated Year 2000 compliance.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


FORWARD-LOOKING STATEMENTS

       When used in this Form 10-Q filing, the words "believe," "should," "would" and similar expressions which are not historical are intended to identify forward-looking statements that involve risks and uncertainties. Such statements include, without limitation, expectations with respect to the results for the full Year 1998, the Company's beliefs about trends in the cigar industry and its views about the long-term future of the industry and the Company, its plan to address the Year 2000 issue, the costs associated therewith and the results of Year 2000 non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners. In addition to factors that may be described in the Company's other Securities and Exchange Commission filings, the following factors, among others, could cause the Company's financial performance to differ materially from that expressed in any forward-looking statements made by, or on behalf of, the Company: (i) changes in consumer preference resulting in a decline in the demand for and consumption of cigars; (ii) sustained inventory imbalances at the retailer/wholesaler level; (iii) an inability on the part of the Company to increase its production of premium cigars as a result of, among other things, a shortage of raw materials; (iv) an increase in the price of raw materials; (v) additional governmental regulation of tobacco products or further tobacco industry litigation; (vi) enactment of new or significant increases in existing excise taxes on cigars and pipe tobacco; (vii) the failure to receive a tax credit with respect to the Company's Puerto Rico taxable earnings or the elimination of an exemption from Puerto Rican income taxes; and (viii) difficulties, delays or unanticipated costs in achieving Year 2000 compliance or unanticipated consequences from non-compliance by the Company or one or more of its customers, suppliers or other strategic business partners. The Company does not undertake any responsibility to update the forward-looking statements contained in this Form 10-Q filing.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            *27.0 Financial Data Schedule.

                  (a) Reports on Form 8-K

                      Consolidated Cigar Holdings Inc. filed no reports on Form 8-K during the fiscal quarter ended October 3, 1998.

* Filed herein.

               CONSOLIDATED CIGAR HOLDINGS INC. AND SUBSIDIARIES


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Consolidated Cigar Holdings Inc.
                                                     (Registrant)


DATE: November 13, 1998                     /s/ Theo W. Folz
                                            ----------------
                                            Theo W. Folz
                                            Chief Executive Officer



DATE: November 13, 1998                     /s/ Gary R. Ellis
                                            -----------------
                                            Gary R. Ellis
                                            Chief Financial Officer